Form 10QSB
period 1999-12-31
MED GEN INC
filed 2000-02-15
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  December 31, 1999

Commission file number  ______________



                           Med Gen Inc.
  [Exact name of small business issuer as specified in its charter]



Nevada                                        65-0703559
(State of incorporation)           (IRS Employer Identification No.)



   7284 W. Palmetto Park Road, Suite 106, Boca Raton, FL 33433
              (Address of principal executive offices)

                         (561) 750-1100
                  (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.001 per share

3,356,716 Shares outstanding as of December 31, 1999

Transitional Small Business Disclosure Format (check one): Yes___ No  X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                MED GEN, INC.
                           CONDENSED BALANCE SHEET
                           -----------------------
                                 31-Dec-99
                                (UNAUDITED)

                                                           1999
                                 ASSETS               --------------
                                 ------
CURRENT ASSETS
   Accounts Receivable, net                           $   220,680.00
   Inventory                                          $   111,696.00
   Due from related party                             $    95,960.00
   Prepaid expenses                                   $    25,020.00
                                                      --------------
           Total current assets                       $   453,356.00

FURNITURE AND EQUIPMENT, net                          $    44,678.00

SECURITY DEPOSITS                                     $    84,138.00
                                                      --------------
TOTAL ASSETS                                          $   582,172.00
                                                      ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
   Cash overdraft                                     $     1,807.00
   Accounts payable and accrued expenses              $   353,465.00
   Notes payable                                      $    61,592.00
                                                      --------------
           Total current liabilities                  $   416,864.00

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
     5,000,000 shares authorized, -0-
     shares issued and outstanding
   Common stock, $.001 par value
     5,000,000 shares authorized,
     3,256,716 issued and outstanding                 $     3,357.00
   Additional paid-in-capital                         $ 1,490,391.00
   Accoumulated deficit                               $(1,328,440.00)
                                                      --------------
           Total Stockholders' Equity                 $   165,308.00

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   582,172.00
                                                      ==============



Read the accompanying notes to the financial statements

                                MED GEN, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                (UNAUDITED)


                                                1999              1998
                                           --------------      --------------

NET SALES                                  $   507,416.00      $   179,230.00

COST OF GOODS SOLD                         $   162,505.00      $    79,627.00

GROSS PROFIT                               $   344,911.00      $    99,604.00

OPERATING EXPENSES
   General and administrative              $   200,351.00      $    42,687.00
   Selling                                 $   108,451.00      $    22,419.00
                                           --------------      -------------
          Total operating expenses         $   308,802.00      $    65,106.00

INCOME FROM OPERATIONS                     $    36,109.00      $    34,497.00

OTHER (EXPENSE) INCOME                     $      (173.00)     $         6.00
                                           --------------      --------------

NET INCOME BEFORE INCOME TAX
   (EXPENSE) BENEFIT                       $    35,936.00      $    34,503.00

INCOME TAX (EXPENSE) BENEFIT               $         -         $         -
                                           --------------      --------------

NET INCOME                                 $    35,936.00      $    34,503.00

ACCUMULATED DEFICIT -
   BEGINNING OF PERIOD                     $(1,364,376.00)     $(1,188,306.00)

ACCUMULATED DEFICIT -
   END OF PERIOD                           $(1,328,440.00)     $(1,153,803.00)





Read the accompanying notes to the financial statements.

                                      MED GEN, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
		 FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
					(UNAUDITED)


                                                1999              1998
                                           -------------       -------------


CASH FLOWS FROM OPERATING ACTIVITIES       $   (2,939.00)      $  (32,422.00)

CASH FLOWS FROM INVESTING                  $         -         $  (19,651.00)

CASH FLOWS FROM FINANCING                  $         -         $    52,073.00

NET INCREASE (DECREASE) IN CASH            $   (2,939.00)      $          -

CASH - BEGINNING OF PERIOD                 $   13,572.00       $          -

CASH - END OF PERIOD                       $   10,633.00       $          -





Read the accompanying notes to the financial statements

Notes to Financial Statements

  Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 1999 contained in the Company's Form 10-SB.


  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

  This Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, and which are subject to the risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference, are those relating to the Company's reliance upon suppliers, dependence upon key personnel, its ability to manage growth, the impact of economic conditions generally and in the nutrition and healthy lifestyle industries in particular, product demand, market competition, risk inherent in the Company's operations and other unknown factors. Further information is contained in the Company's Form 10-SB12G for the fiscal year ended September 30, 1999, as filed with the SEC.


  RESULTS OF OPERATIONS

  Three months ended December 31, 1999 compared to three months ended December 31, 1998.

  Revenues increased for the comparable periods from $176,230 to $506,416. This was an increase of $328,186 or 184% over the first quarter of fiscal 1999. This increase in revenues was the result of expanded retail distribution, the implementation of an internet based marketing program and implementation of direct sales via infomercials.

  Gross profit increased from $99,603 to $344,911. The gross margin improved from 56% in fiscal 1999 to 68% in the fiscal
  2000 first quarter. This improvement was the direct result of direct sales through the Internet and infomercials.

  Operating expenses increased from $65,06 to $308,802. The increase resulted from increased marketing efforts, more product development and higher administration costs as Med Gen established its own headquarters location and began to build a support staff.

  Net income increased from $34,503 to $35,936. Management believes that net profits will improve as many one time expenses necessary to establish the administrative support staff and marketing programs have been incurred and will not be incurred again in the foreseeable future.

  LIQUIDITY AND CAPITAL RESOURCES

  Working capital and cash balances are strained as the Company continues to ramp up its marketing program. However, in August 1999, the Chairman personally guaranteed a line of credit of $50,000 to ensure that sufficient liquidity is available to fund operations.

  SEASONALITY

  The Company's business is seasonal, with higher sales expected in the second and third quarters of each fiscal year.

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Med Gen Inc.
  (Registrant)


  Date: February 15, 2000     By:/s/Paul B. Kravitz
                                 Paul B. Kravitz
                                 Chief Executive Officer


  Date: February 15, 2000     By:/s/Paul S. Mitchell
                                 Paul S. Mitchell
                                 President