Form 10QSB
period 2000-03-31
MED GEN INC
filed 2000-05-09
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1999
                                --------------

Commission file number  000-29171
                        ---------


                                Med Gen Inc.
  -----------------------------------------------------------------
  [Exact name of small business issuer as specified in its charter]



Nevada                                               65-0703559
-----------------------                    ---------------------------------
(State of incorporation)                   (IRS Employer Identification No.)



           7284 W. Palmetto Park Road, Suite 106, Boca Raton, FL 33433
           -----------------------------------------------------------
                  (Address of principal executive offices)

                                (561) 750-1100
                          --------------------------
                         (Issuer's telephone number)


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

Common Stock, Par Value $.001 per share

3,356,716 Shares outstanding as of March 31, 2000

Transitional Small Business Disclosure Format (check one): Yes___ No  X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                MED GEN, INC.
                               --------------
                          CONDENSED BALANCE SHEET
                          -----------------------
                                March 31, 2000
                               ----------------

                                   ASSETS
                                   ------

CURRENT ASSETS
        Cash                                            $     76,669
        Accounts Receivable, net                        $    175,373
        Inventory                                       $     48,438
        Prepaid expenses                                $     11,700
        Due from related party                          $     90,710
                                                       --------------
                Total current assets                    $    402,890

FURNITURE AND EQUIPMENT, net                            $     47,385

SECURITY DEPOSITS                                       $     92,836
                                                      ---------------
TOTAL ASSETS                                            $    543,111
                                                      ===============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES
        Accounts payable and accrued expenses           $    302,733
        Notes payable                                   $     45,000
                                                      ---------------
                Total current liabilities               $    347,733
                                                      ---------------
STOCKHOLDERS' EQUITY
	Preferred stock, $.001 par value
	  5,000,000 shares authorized, -0-
          shares issued and outstanding                 $          -
	Common stock, $.001 par value
	  15,000,000 shares authorized,
          3,356,716 issued and outstanding              $      3,357
        Additional paid-in-capital                      $  1,539,243
        Accoumulated deficit                            $ (1,347,222)
                                                      ---------------
                Total Stockholders' Equity              $    195,378
                                                      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    543,111
                                                      ===============

Read the accompanying notes to the financial statements

                                MED GEN, INC.
                                -------------
                       CONDENSED STATEMENTS OF INCOME
                       ------------------------------
               THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------


                                           THREE MONTHS                     SIX MONTHS
                                           ------------                     ----------

                                     03/31             03/31           03/31           03/31
                                     -----             -----           -----           -----

NET SALES                       $    377,909      $    189,828    $    885,325    $    369,058

COST OF GOODS SOLD              $     86,382      $     96,965    $    248,887    $    176,592

GROSS PROFIT                    $    291,527      $     92,863    $    636,438    $    192,466
                                ------------      ------------    ------------    ------------
OPERATING EXPENSES
   General and administrative   $    150,389      $     94,743    $    350,740    $    137,430
   Selling                      $    109,832      $     73,273    $    218,283    $     95,692

     Total operating expenses   $    260,221      $    168,016    $    569,023    $    233,122
                                ------------      ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS   $     31,306      $    (75,153)   $     67,415    $    (40,656)
                                ------------      ------------    ------------    ------------
OTHER (EXPENSE) INCOME          $     (1,236)     $       (147)   $     (1,409)   $       (141)
                                ------------      ------------    ------------    ------------
NET INCOME BEFORE INCOME TAX
      (EXPENSE) BENEFIT         $     30,070      $    (75,300)   $     66,006    $    (40,797)
                                ------------      ------------    ------------    ------------
INCOME TAX (EXPENSE) BENEFIT    $          -      $          -    $          -    $          -
                                ------------      ------------    ------------    ------------
NET INCOME                      $     30,070      $    (75,300)   $     66,006    $    (40,797)
                                ------------      ------------    ------------    ------------
ACCUMULATED DEFICIT -
   BEGINNING OF PERIOD          $ (1,377,292)     $ (1,153,803)   $ (1,413,228)   $ (1,188,306)
ACCUMULATED DEFICIT -
   END OF PERIOD                $ (1,347,222)     $ (1,229,103)   $ (1,347,222)   $ (1,229,103)




Read the accompanying notes to the financial statements.

                                MED GEN, INC.
                                -------------
                     CONDENSED STATEMENTS OF CASH FLOWS
                     ----------------------------------

               FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
               ------------------------------------------------

                                                2000            1999
                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES          $   65,974         $    7,093

CASH FLOWS FROM INVESTING                     $  (30,036)        $   (1,057)

CASH FLOWS FROM FINANCING                     $   40,731         $  (19,608)

NET INCREASE (DECREASE) IN CASH               $   76,669         $  (13,572)
                                              ----------         ----------

CASH - BEGINNING OF PERIOD                    $        -         $   13,572
                                              ----------         ----------

CASH - END OF PERIOD                          $   76,669         $        -
                                              ----------         ----------

Read the accompanying notes to the financial statements.



                                MED GEN, INC.
                                -------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

              FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
              ------------------------------------------------


NOTE  1.	BASIS OF PRESENTATION
                ---------------------

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

NOTE  2.	CAPITAL STOCK
                -------------

In October, 1999, the Company sold 100,000 shares of its common stock for $31,250.

In February, 2000, the Company authorized an increase in its common shares from 10,000,000 to 15,000,000.

NOTE  3.	SUBSEQUENT EVENTS
                -----------------

On April 1, 2000, the Company entered into an agreement with a certain executive to provide consulting services to the Company in exchange for performance based compensation and common stock.


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

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

Revenues increased for the comparable periods from $189,828 to $377,909. This was an increase of $188,081 or 99% over the second quarter of fiscal 1999. This increase in revenues was the result of expanded retail distribution, the implementation of an internet based marketing program and the expansion of sales territories, particularly overseas.

Gross profit increased from $92,863 to $291,527. The gross margin improved from 48% in fiscal 1999 to 77% in the fiscal 2000 second quarter. This improvement was partially the result of increased higher margin direct sales through the Internet and the lack of infomercial production costs experienced in the year ago quarter.

Operating expenses increased from $168,016 to $260,221. Expenses were higher than would normally be expected due in part to the audit and legal fees associated with the Company's filing of Form 10SB on January 26, 2000; and, the funding of a double blind study to further substantiate the efficacy of the SNORenz product. Rental expense also increased with the Company's move into larger accommodations in December of 1999.

Net income in the current quarter was $30,070 verses a loss in the year ago quarter of ($75,300). Management believes that net profits will continue to improve as some one time expenses will not be repeated and sales revenues increase from additional retail store presence and expansion into overseas markets.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at the end of the quarter was $76,669. However, the Company has drawn down on $45,000 of its $50,000 available line of revolving credit, which was established in August 1999, and is personally guaranteed by the Chairman. The Company intends to pay down this line of credit in the third fiscal quarter. The Company feels it has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.









SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Med Gen Inc.
(Registrant)


Date: ___5/8/00________     By: /S/ Paul B. Kravitz
                               --------------------
                               Paul B. Kravitz
                               Chief Executive Officer


Date: __5/8/00_________     By: /S/Paul S.Mitchell
                               --------------------
                               Paul S. Mitchell
                               President