Form 10QSB
period 2000-06-30
MED GEN INC
filed 2000-08-14
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000
                               -------------

Commission file number  000-29171
                        ---------


                                 Med Gen Inc.
       -----------------------------------------------------------------
       [Exact name of small business issuer as specified in its charter]


       Nevada                                                  65-0703559
------------------------                                  -------------------
(State of incorporation)                                     (IRS Employer
                                                          Identification No.)


         7284 W. Palmetto Park Road, Suite 106, Boca Raton, FL 33433
         -----------------------------------------------------------
                  (Address of principal executive offices)


                               (561) 750-1100
                        ---------------------------
                        (Issuer's telephone number)


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

Common Stock, Par Value $.001 per share

4,184,716 Shares outstanding as of June 30, 2000

Transitional Small Business Disclosure Format (check one): Yes [_] No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              MED GEN, INC.
                              -------------
                   CONDENSED STATEMENTS OF OPERATIONS
                   ----------------------------------
            THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
            --------------------------------------------------


                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                  JUNE 30,                       JUNE 30,
                             ------------------               -----------------
                             2000           1999            2000            1999
                         -----------     -----------     -----------     -----------

NET SALES                $   264,876     $   798,033     $ 1,150,201     $ 1,167,091

COST OF GOODS SOLD	           41,193	        348,637	        290,080	        525,229
                         -----------     -----------     -----------     -----------
GROSS PROFIT                 223,683         449,396         860,121         641,862
                         -----------     -----------     -----------     -----------

OPERATING EXPENSES
  General and
   administrative	           266,434	        198,937	        617,174	        294,766
  Selling expenses	           64,091	         35,795	        282,374	        173,229
                         -----------     -----------     -----------     -----------
     Total operating         330,525         234,732         899,548         467,995
                         -----------     -----------     -----------     -----------
INCOME (LOSS) FROM
 OPERATIONS                 (106,842)        214,664         (39,427)        173,867
                         -----------     -----------     -----------     -----------
OTHER (EXPENSE) INCOME	     (  1,408)	       (   158)	       ( 2,817)	       (   158)
                         -----------     -----------     -----------     -----------
NET INCOME (LOSS)
 BEFORE INCOME TAX
 EXPENSE                    (108,250)        214,506         (42,244)        173,709
                         -----------     -----------     -----------     -----------
INCOME TAX EXPENSE	             -      	        -   	           -   	           -

NET INCOME (LOSS)	          (108,250)	       214,506	        (42,244)	       173,709

ACCUMULATED DEFICIT
 BEGINNING OF PERIOD	     (1,347,222)  	  (1,229,103)	    (1,413,228)	    (1,188,306)
                         -----------     -----------     -----------     -----------
ACCUMULATED DEFICIT
 END OF PERIOD           $(1,455,472)    $(1,014,597)    $(1,455,472)    $(1,014,597)
                         ===========     ===========     ===========     ===========






            Read the accompanying notes to the financial statements.

                              MED GEN, INC.
                              -------------
                        CONDENSED BALANCE SHEET
                        -----------------------
                             JUNE 30, 2000
                             -------------


                                ASSETS
                                ------
CURRENT ASSETS
  Cash                                                      $    52,761
  Accounts receivable, net                                      188,133
  Inventory                                                      88,193
  Prepaid expenses                                               69,013
  Due from related parties                                       99,567
                                                            -----------
     Total current assets                                       497,667

FURNITURE AND EQUIPMENT, net                                     46,564

SECURITY DEPOSITS                                                92,170
                                                            -----------
TOTAL ASSETS                                                $   636,401
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $   300,423
  Customer deposits                                               8,332
  Loan payable                                                  100,000
  Note payable                                                   45,000
                                                            -----------
     Total current liabilities                                  453,755
                                                            -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value
   5,000 shares authorized, -0-
   shares issued and outstanding                                   -
  Common stock, $.001 par value
   15,000,000 shares authorized,
   4,374,740 issued and outstanding                               4,375
  Additional paid-in capital                                  1,633,743
  Accumulated deficit                                        (1,455,472)
                                                            -----------
     Total stockholders' equity                                 182,646
                                                            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   636,401
                                                            ===========





        Read the accompanying notes to the financial statements.

                            MED GEN, INC.
                            -------------
                  CONDENSED STATEMENT OF CASH FLOWS
                  ---------------------------------
          FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
          ------------------------------------------------

                                               2000            1999
                                             ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES         ($117,164)      $ 82,587

CASH FLOWS FROM INVESTING                    (  31,949)       ( 5,324)

CASH FLOWS FROM FINANCING                      201,874        (44,880)
                                             ---------       --------
NET INCREASE (DECREASE) IN CASH                 52,761         32,383
                                             ---------       --------
CASH - BEGINNING OF PERIOD                        -            13,572
                                             ---------       --------
CASH - END OF PERIOD                         $  52,761       $ 45,955
                                             =========       ========







          Read the accompanying notes to financial statements.

                           MED GEN, INC.
                           -------------
                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------
                FOR THE NINE MONTHS ENDED JUNE 30, 2000
                ---------------------------------------

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
        -------------

        In May and June 2000, the Company sold 190,000 shares of its common stock for $70,000.

        In May 2000, the Company issued 500,000 shares of its common stock to be held in escrow as collateral for a $100,000 loan it received.

        The Company issued 328,000 shares of its common stock, valued at $25,518, to employees as bonuses.


NOTE 3.	COMMITMENTS AND CONTINGENCIES
        -----------------------------

        In May 2000, the Company entered into an agreement to exclusively market and employ the trademarks of the Blair Barie hand and foot care product line. Under the terms of this agreement, the Company will pay to Barielle International, Inc. a total sum of $500,000, payable in a sum equal to seven and a half percent (7.5%) of gross sales made by Med Gen, Inc. of Barielle products. In addition, the agreement also includes a consulting agreement, whereby the Company will grant, as consideration of consulting services, 300,000 options to acquire shares of Med Gen, Inc. common stock over a three year period. As of June 30, 2000, no options have been exercised.

                           MED GEN, INC.
                           -------------
                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------
                FOR THE NINE MONTHS ENDED JUNE 30, 2000
                ---------------------------------------


NOTE 3.	COMMITMENTS AND CONTINGENCIES (continued)
        -----------------------------

        On June 2, 2000 the Company entered into a Letter of Intent to provide $400,000 of working capital to Saf-Tech, LLC. Under the terms of the agreement, once the Company's common stock reaches $10 per share for a period of five full trading days, the Company will issue 40,000 shares of its common stock to Saf-Tech, LLC. If the stock fails to reach $10 per share within 180 days of the date of the agreement, the Company has the right to terminate this agreement. If the shares are issued, the Company acquires a 5% ownership interest in Saf-Tech, LLC. In consideration of this Letter of Intent, Saf-Tech granted the Company a 1.5% ownership interest.


NOTE 4. SUBSEQUENT EVENTS
        -----------------

        In July 2000, the Company sued its former United
        Kingdom distributor for "passing off" or duplicating its Snorenz product as a new product labeled
        "Snoreeze". The lawsuit was dismissed.



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

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended
June 30, 1999.

Revenues decreased for the comparable periods from $798,033 to $264,876. This decrease in revenues was the result of the loss of our largest selling account, Tru-Vantage International (TVI) in the Fall of 1999, due to the separation of TVI from its parent company, Nightingale-Conant. Between March and August of 1999, TVI sales accounted for over $800,000 in revenues verses nothing this year.

Gross profit was $223,683 in the current quarter, against $449,396 a year ago. However, gross profit margins improved from 56% in fiscal 1999 to 84% in the fiscal 2000 third quarter. This improvement continues to reflect the trend towards more higher margin direct sales through the Internet and the lack of infomercial production costs, and initial retail stocking fees experienced in the year ago quarter.

Operating expenses increased from $234,732 a year ago, to $330,525. The Company would have been operationally profitable except for the non-recurring extraordinary legal fees of approximately $100,000 and other costs incurred when the Company brought a lawsuit against a former distributor in England for breach of contract. The lawsuit was dismissed. Rental expense and accounting fees have also increased over the year ago quarter.

The Company experienced a net loss in the current quarter of ($108,250) verses a gain in the year ago quarter of $214,664. Management believes that net profits will resume next quarter as some one time expenses will not be repeated and sales revenues increase from additional retail store presence and further expansion into overseas markets.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at the end of the quarter was $52,761. However, the Company has drawn down on $45,000 of its $50,000 available line of revolving credit, which was established in August 1999, and is personally guaranteed by the Chairman. The Company also borrowed $100,000 on a one-year note against collateral of 500,000 shares of common stock held in escrow for legal fees incurred in the current quarter. If the Company elects not to repay the note at the end of the term, then shares may be liquidated from the escrow account in a sufficient quantity to satisfy the principal and interest then due. Any shares remaining may then be returned to the Treasury. The Company feels it has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Med Gen Inc.
(Registrant)


Date: 8/11/00                      By:/s/Paul B. Kravitz
                                      -------------------------------
                                      Paul B. Kravitz
                                      Chief Executive Officer



Date: 8/11/00                      By:/s/Paul S. Mitchell
                                      -------------------------------
                                      Paul S. Mitchell
                                      President