Form 10KSB
period 2000-09-30
MED GEN INC
filed 2000-12-22
CIK 1045707

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                                 FORM 10-KSB
                                 -----------

             Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934


          Date of Report:    Fiscal Year Ended September 30, 2000
                             ------------------------------------


                               MED GEN, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


         NEVADA                                   65-0703559
 ------------------------            ------------------------------------
 (State of incorporation)            (I.R.S. Employer Identification No.)


  7284 W. Palmetto Park Road, Suite 106, Boca Raton, Florida     33433
  -----------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip code)


Registrants telephone number:	(561) 750-1100
                              ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     (None)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   Common Stock, par value $.001 per share


Check whether Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. 	Yes [X] 		No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended September 30, 2000 were $1,519,336. As of December 15, 2000 Registrant had 4,444,716 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $534,195. This calculation is based upon the 2,136,780 shares held by non-affiliates and a price of $0.25 per share, which was the bid price at the close of trading December 15, 2000.

Transitional Small Business Disclosure Format (check one).Yes [ ]  No [X]

TABLE OF CONTENTS                                                  PAGE
-----------------                                                  ----

PART I
------

Item 1      Description of Business                                  3

Item 2      Description of Properties                               13

Item 3      Legal Proceedings                                       13

Item 4      Submission of Matters to a Vote of Security Holders     14

PART II
-------

Item 5      Market for Registrant's Common Equity and Related       14
            Stockholder Matters

Item 6      Management's Discussion and Analysis of Financial       16
            Condition and Results of Operations

Item 7      Financial Statements                                    20

Item 8      Changes in and Disagreements with Accountants on        21
            Accounting and Financial Disclosure

PART III
--------

Item 9      Directors, Executive Officers, Promoters and Control    21
            Persons; Compliance with Section 16(a) of the
            Exchange Act

Item 10     Executive Compensation                                  24

Item 11     Security Ownership of Certain Beneficial Owners and
            Management                                              25

Item 12     Certain Relationships and Related Transactions          25

ITEM 1  --  DESCRIPTION OF BUSINESS

Company Background
------------------

Med Gen, Inc. (the "Company") was established under the laws of the State of Nevada in October 1996. Executive offices are located at 7284
W. Palmetto Park Road, Suite 106, Boca Raton, Florida 33433. The Company's phone number is (561) 750-1100. The Company currently operates three Web sites: www.medgen.com www.medgensolutions.com and www.snorenz.com. The Company's common stock trades on the OTC Bulletin Board under the symbol "MGNI."

The Company was established to manufacture, sell and license products that promote a healthy lifestyle. In early 1997, the Company completed a research and development program that led to the formulation, manufacture and production of 20 products dealing with common health and nutritional maladies. These products combined vitamins, herbs and minerals and were formulated for use as part of a preventive care lifestyle. At the same time, the Company had initiated testing and studies on its primary product, SNORenzr. Lacking the capital necessary to successfully market the entire line of products and due to the costs associated with entering the retail markets in the health and nutrition industry, the Company opted to concentrate its entire resources, both capital and management, on the launch of the brand.

Initial development of the SNORenzr product was completed in the spring of 1997, when several test infomercials were produced and aired with limited success. Changes were then made in the formulation, the label design and the spray applicator. The newly designed product was introduced in the fall of 1998, and sales grew modestly until an infomercial featuring the Company Chairman and Chief Executive, Paul
B. Kravitz, began airing in the Spring of 1999, significantly increasing sales. The Company abandoned plans to market its line of vitamin and nutritional supplements and natural health remedy products at the end of 1998, and wrote-off its remaining related inventory.

Throughout 1999 and 2000, the Company reviewed several potential new products and acquired the marketing rights for four product lines dealing with aches and pain, allergy relief, deflection of electromagnetic radiation emitted from cellular telephones, and a line of natural nail care products.

Products
--------

SNORenz[R]

SNORenz[R] is an innovative entry into the anti-snoring industry. The medical and psychological communities have studied the causes and symptoms of sleep deprivation for many years. Sleep clinics can be found internationally at the largest hospitals and universities, and there is a large body of published work on the subject of snoring.

It has been documented in clinical tests that much of sleep deprivation is caused by snoring. Not only is the snorer disturbed, but those who are within earshot of the noise are disturbed as well.

As the muscles relax during sleep, air flows in and out of the mouth causing the vibration of the tongue, soft palate and uvula which produces the sound commonly referred to as snoring. Traditional snoring remedies include surgical procedures, devices and appliances. During surgery, portions of the vibrating tissue are cut away by scalpel or laser in an attempt to remove the noise making tissues. This type of procedure is painful, may take months to heal, and may not offer a long-term solution. Mechanical devices primarily attempt to increase the volume of air or create positive air pressure using some type of breathing apparatus connected to an air pump. This is not only uncomfortable, but also limits ones sleeping positions. Dental appliances also attempt to increase the volume of air by expanding the opening of the mouth or by repositioning the lower jaw and/or the tongue to decrease the vibration effect. Again, wearing one of these is not the most comfortable way to sleep. The costs of these methods can be considerable and may not be covered by basic medical insurance programs.

Snoring is a problem that affects over 50% of males and 40% of females. In the United States alone, it is documented that there are over 94 million people who suffer with and from the effects of snoring. Snoring causes a poor quality of sleep. Although the medical implications of snoring usually are not life threatening, therapy has been increasing in demand to solve the side effects.

Experiments with weight loss, the avoidance of alcoholic beverages and the changing of sleep positions have largely proven ineffective. Sufferers who demand some relief are now seeking more aggressive methods. Invasive surgery, continuous positive airway pressures, or appliances are now being used. These methods have had variable success in improving the quality of sleep and reducing snoring. Due to the discomfort and cost of these methods, less invasive methods are now being evaluated.

One of the most promising of all these new methods is the use of a natural blend of oils and vitamins specially formulated to be used as a spray. After years of research, such a product was developed by a medical specialist in Brazil with amazing positive results. The Company acquired this technology, the trade secrets and proprietary formula for worldwide commercial marketing. The Company has further improved the delivery of this spray by using the patented technology called Lipoceuticals, which enable the blend of oils to remain equally disbursed and suspended in solution. In other words, there is never a need to shake the bottle as the solution is always "mixed up." Using this same technology and delivery system, The Company intends to market other over-the-counter products.

By way of explanation, Lipoceuticals are liposomes in a multiphase system that contains an active ingredient in each phase. The ability to encapsulate a variety of lipophilic and hydrophilic ingredients, peptides and proteins are the obvious advantage needed to enhance delivery improve quality and product performance of SNORenz[R]. This technology is far superior and much more expensive than other emulsion type delivery systems and insures the highest possible quality available in the market today. The advantages and benefits of this technology and delivery system are that LipoSpray is absorbed transmucosally to provide systemic distribution; has a higher concentration of active ingredient in the mucosal tissue; has longer residence time of active ingredient in the mucosal tissue; and, has a high encapsulation rate for improved performance of the active ingredient. It also has greater bioavailability, which means that it has faster onset of effect, greater overall absorption, sustained administration, improved convenience and no pills, water or swallowing problems.

SNORenz[R] attempts to reduce or eliminate the sounds associated with snoring by simply lubricating the vibrating tissues in the throat with a combination of five natural oils, vitamins, and trade secret trace ingredients. The product is formulated to adhere to the soft tissues in the back of the throat for up to 6 to 8 hours per application, and may be reapplied as needed. Sleep clinic and double blind studies and scores of testimonials indicate a high level of success for SNORenz[R] users. SNORenz[R] is not effective where users have consumed a large amount of alcoholic beverages shortly before application, as the alcohol tends to break down the chemical bonds of the natural oils. SNORenz[R] carries a 30-day money back guarantee and the Company experiences return rates of less than 7%.

PAINenz[TM]

PAINenz[TM], a recently developed product, is a topical analgesic over-the-counter product that significantly reduces the pain common to arthritis sufferers, normal aches and pains due to exercising and other muscle stress, simple backache and sprains. The product comes in a roll-on applicator. The market for over-the-counter pain relief products is estimated to exceed $2.5 billion per year.

The active ingredient in PAINenz[TM] is Capsaicin (kap SAY ih sihn), a derivative of the hot pepper plant. When applied as an external analgesic, Capsaicin depletes and prevents reaccumulation of substance P in peripheral sensory neurons. Substance P is found in slow-conducting neurons in the outer and inner skin layers and joint tissues, and is thought to be the primary chemical mediator of pain impulses from the periphery to the central nervous system. By depleting substance P, Capsaicin renders skin and joints insensitive to pain since impulses cannot be transmitted to the brain.

Capsaicin has been approved by the United States Food and Drug Administration ("FDA") for use without a prescription in topical preparations marketed for the temporary relief of pain from arthritis, or for the relief of minor aches and pains of muscles and joints. Voluminous information on both Capsaicin and Liposomes is available on the Internet.

CellGuard[TM]

CellGuard[TM] is a two piece protector that can be applied to any cell phone. CellGuard[TM] will filter out a majority of the radiation present in all cell phones by shielding the earpiece from the brain, and dampening emissions from the antenna, without affecting the quality of transmission. This product will address the concerns of potential brain tumors caused by the electromagnetic radiation emitted by cell phones, a topic of recent media reports. For over 20 years, scientists have been trying to determine whether electromagnetic fields (EMF) increase the risk of cancer. Last June, a panel convened by the National Institute of Environmental Health Sciences decided that there was enough evidence to consider EMF as a "possible human carcinogen" although federal funds have not yet been allocated for any purpose.
The Company has recently begun limited marketing of this product.

Deer Antler Velvet[TM]

Deer Antler Velvet[TM] mouth spray is named after the soft velvet-like covering of deer antlers while they are growing as cartilage, before they harden into bone. Deer Antler Velvet[TM] contains the growth hormone IGF, which stands for "Insulin-Like Growth Factor." Every year the male deer's antlers grow very rapidly and after the mating season the antlers are discarded to begin the cycle again the next spring. The Company's Deer Antler Velvet is derived from New Zealand red deer antler, which is scientifically proven to be the best source in the world. On deer farms, the antlers are removed painlessly under veterinary supervision before they harden, in order to harvest the velvet which is processed in government licensed facilities. Most of the deer antler velvet ends up in Asian herb markets, particularly in Korea where it is one of the most highly regarded medicinals. Asian doctors and pharmacists write prescriptions by the thousands for deer antler velvet.

Although widely acclaimed as an aphrodisiac due to its powerful effects on the body, this is only one of the wide ranging benefits associated with the use of deer antler velvet. For centuries it's been used to control blood pressure, increase hemoglobin levels, increase lung efficiency, improve recuperation, improve muscle tone and glandular functions, sharpen mental alertness, relieve the inflammation of arthritis and heal stomach ulcers. This product is made with a patented cold process, which insures the bioactivity of the complex growth hormones present. It is one of two patented processes to solubilize deer antler. Deer antler is basically derived from bone and is considered a food supplement.

Blair Barie[TM]

The Blair Barie Nail Fortifying treatment is formulated to naturally strengthen, fortify, condition, and protect the natural nail. All Blair Barie products are formulated with Advanced Protein Complex, Vitamin E and other natural ingredients to help keep natural nails healthy, nourished, protected, and strong. Unlike other similar products, Blair Barie is totally free of Formaldehyde and Toluene formulas, two harsh ingredients that will ultimately damage nails. This line is marketed to women who wish to achieve professional nail care results at home from a safe, all natural product.

Distribution Agreement
----------------------

SNORenz[R] and PAINenz[TM] are both manufactured by Innovative Chemical Corporation ("ICC") of Buffalo, NY, on behalf of the Company through a distribution agreement. ICC and the Company share patent rights to the formulas.

Sales and Distribution
----------------------

Managed and sustained growth is a goal the Company has set for itself. Under a three phase marketing plan, each new product will enter the market at price points to allow maximum profit potential, while at the same time set the stage for the next phase which will step down in price points as the market and market share increases. In the final retail phase, price points will be established to allow penetration into various segments of the market to provide ongoing growth as new retailers are added and new territories are opened.

Over the past two and a half years, the Company has demonstrated the value of its three phase marketing strategy with SNORenz. Initially, product introductions and test marketing were conducted primarily through radio and TV infomercials in specific geographic regions. Secondly, limited national infomercial exposure increased sales by offering "deluxe" and "value" packages. And now, the product has entered phase three, as it is introduced to more and more retail stores at further reduced price points. The Company has increased its production capacity and established inventory for a national launch of its flagship SNORenz[R] product. Additionally, the Company sub-distributes SNORenz[R] to Nutrition For Life International, Inc. for distribution in the United States under the brand name SnorelessT and for distribution in Canada under the name QuietsleepT.

The Company intends to build strong brand awareness and brand loyalty during its marketing cycles. And, since SNORenz has a 21-30 day re-order cycle for the most popular 2-ounce spray bottle size, it has become important to create an easy re-purchase opportunity for the consumer. This is one reason why management has decided on an early entree into the retail market. The product and brand awareness created by both television and radio commercials has created demand at the retail store level. SNORenz[R] is now available in approximately 8,000 retail outlets.

Marketing
---------

Management has introduced a four-step approach as it enters the retail market. Each segment will carry its own directed marketing approach, complete with a co-op advertising campaign, ad slicks, and display units designed for placement in high traffic areas to target impulse buying. To fully implement this strategy, the Company recently hired a Sales and Marketing Director with over 25 years of experience in sales, marketing and management with consumer products companies including Black & Decker, Rubbermaid, Ekco Housewares and Spectrum Innovations. Beginning January 2001, he will be responsible for the day to day contact with accounts, creating product awareness, overseeing an orderly rollout and growth of product sales and building long-term relationships to pave the way for line extensions and market stability. This individual will also be responsible for managing and motivating the 25 broker groups, independent distributors and commissioned representatives that currently sell the Company's products in various territories throughout the United States.

The Company has taken steps to produce, test, and market infomercials on suitable company products to help establish initial market penetration. However, until adequate funding is available, the company will continue to rely upon selling its products to others that, in turn, produce and air infomercials.

Current distribution and marketing efforts for the SNORenz[R] product are broken down into the five key areas of distribution described below. Other products will follow a similar course.

Electronic Media: The Company had entered into an exclusive world wide sales and marketing agreement with Tru-Vantage International, Inc. ("TVI"), a division of Nightingale-Conant, Inc. However, with the recent separation of Kevin Trudeau, TVI's Chairman, from Nightingale-Conant, the exclusivity of the agreement has terminated. For this reason, the Company entered into production of its own infomercials.
The first of the Med Gen produced infomercials began airing on a limited test basis in late September of 1999 and again in the Spring of 2000, for SNORenz[R]. The test infomercials demonstrated the efficacy of this in-house marketing concept, but a lack of capital to properly fund this operation has put its full implementation on hold.
Independent distributors still run the successful SNORenz[R] 30-minute TV infomercial featuring Chairman Paul Kravitz on a regular basis, as well as a series of 60-second spots featuring SNORenz[R] and Snor-Awayr on radio.

Wholesale Distributors: The Company sells SNORenz[R] and other products to several large wholesalers, both domestically and internationally, who in turn have the ability to distribute the products to thousands of retail locations. These distributors include: Aquarian Health Products (Australia and New Zealand), Astra Trading (Egypt and Saudi Arabia), Global Health Laboratories, Global Health International,
Great Vitamin Stores, McKesson Drug Company, Natural Products Wholesale, Nature's General Store, Shop America Marketing, True
Vantage International, and Vello Scandinavia.

Not including international sales generated from its Internet site, the Company has distributors to sell SNORenz[R] in Canada, the United Kingdom, Australia, New Zealand, Iceland, Norway, Finland, Sweden, Germany, France, Egypt, Saudi Arabia, Japan, Korea, Denmark, and the Netherlands. The Company fully expects to be able to piggyback additional products through this distribution network in the future.

Retail Stores - USA: The SNORenz[R] product is available in most store locations of the following retailers: Ahold USA, Albertsons Supermarkets, American Stores (a division of Albertsons which includes Jewel Stores, Jewel T Stores, Osco Drugs, and Sav-On Drugs), Brooks Pharmacy, Dillion Stores (a division of Kroger), Discount Drug Mart, Fedco, Inc., Genovese Drug, Giant Eagle, Hannaford Brothers, Longs, Tamco (Phar-Mor), Wakefern Food Corporation, and others. Several more retailers are expected to come on line in the first half of 2001.

Catalog and Multi-level Marketing: The Company has entered into an agreement with Nutrition For Life, Inc., ("NFLI") a multi-level marketing firm, to sell the SNORenz[R] product under the "Snoreless" private label brand name. The license agreement also permits NFLI to use the "Quietsleep" label in Canada, which is a registered trademark of NFLI. The Company sells to AMWAY Corporation a boxed multi-bottle package for distribution in their multi-level marketing channels. The product was initially introduced in their January 2000 catalog under the SNORenz[R] brand name. SNORenz[R] is also available in catalogs published by Independence Distribution Company, Lifestyles Fascination, Inc., and TransAmerica Holdings, LLC.

Private Label: The Company has entered into a license agreement with Nutrition For Life, Inc., ("NFLI") a multi-level marketing firm, to sell the SNORenz[R] product under the "Snoreless" private label brand name. The license agreement also permits NFLI to use the "Quietsleep" label in Canada, which is a registered trademark of NFLI. In France, the Company has licensed the use of the brand name "Solurone" to a large independent distributor, which anticipates shipping product in early 2001.

Internet Sales: The Company currently operates three E-commerce
compliant Internet sites, www.snorenz.com   www.medgen.com  and
www.medgensolutions.com. Orders from these sites are averaging over $15,000 per month in retail sales. The latter two sites each feature all of the Company's products and offer links to the SNORenz[R] site. Future enhancements are planned.

Competition
-----------

Historically, the anti-snoring industry has relied upon surgical procedures and appliances to control the sounds caused by snoring. There are hundreds of products listed on the Internet that claim to be effective in curing or reducing the noise of snoring. Very few of these products can back up their claims with acceptable clinical studies. Some of these products come in the form of pills, ear muffs and nose tapes. Management of the Company is aware of only one other "copy cat" product that is applied as a mouth spray and marketed in the United States. However, its retail price is about one-third more than SNORenz[R] and is not presently available in retail stores.

In the United Kingdom, our previous distributor, Passion For Life, applied for British and European Community trademarks on our brand name "SNORenz" without our knowledge or consent. They also trademarked the name "SNOReze" in those countries. Then, after attempting to reverse engineer the formula, brought to market a so-called "New" and "Improved" version of our SNORenz[R] brand. Med Gen filed suit for infringement on the Goodwill of the SNORenz[R] name, and news of this disrupted sales and confused the market for months. After the suit was dismissed, based upon prior case law between American and British companies, Med Gen re-entered the British and European Community markets under the brand name "Snor-Away."

The legal action against Passion For Life cost the Company hundreds of thousands of dollars in legal fees and lost revenues, but also taught it a valuable lesson. The Company now aggressively trademarks all of its brand names in countries prior to establishing business relationships. It has also rewritten its distributor contracts in a manner to prevent such despicable actions from international distributors in the future.

Dominant Customers
------------------

In fiscal year 1999, the Company's three largest customers were Tru-Vantage International, Inc. ("TVI"), Nutrition For Life, Inc. ("NFLI"), and Passion For Life, Inc. ("PFL"), which represented over 70% of the Company's distributors and accounted for 86% of Company's gross revenues. After a corporate shake up at TVI and a lawsuit against PFL, the combined sales of these three distributors dropped to 37% in the fiscal year ended September 30, 2000, and will be even less going forward. With future sales distributed more evenly over a broader retail store customer base, the Company is becoming less dependent on any single source for sales revenues. PFL accounted for 8% of sales in fiscal 2000.

In fiscal year 2000, the Company's four largest customers were Albertsons/American Stores (Albersons acquired American Stores last year), Nutrition For Life, Tru-Vantage International and Vello Scandinavia, which represented 47% of the Company's gross revenues. The next 18 largest customers, all with sales in excess of $10,000 for the year, accounted for 32% of gross revenues. The bottom 24 customers had sales of less than $10,000 for the year and accounted for only 7% of gross revenues. The remaining 14% of gross revenues were primarily generated through Internet sales. Therefore, the Company has reduced its reliance on dominant customers from the previous period, although the loss of a top customer would still have a noticeable effect on revenues.

Patents, Trademarks and Licenses
--------------------------------

An application for patent of the revised "Anti-Snoring Composition" of SNORenz[R] was filed on October 29, 1998 (Serial No. 60/106,120) and as such, the Company has the right to place "patent pending" when referring to the SNORenz[R] product. The name "SNORenz" is a registered trademark of the Company with the United States Patent and Trademark Office (Reg. No. 2,210,381 - 12/15/98). An application for trademark of the name "PAINenz[TM]" has been made. The Company has also taken steps to trademark its product names and safeguard its formulations internationally through the law firm of Zellermayer, Pelossof &
Schiffer, London, England.

On November 7, 2000, the Company received notice from its Patent Attorneys that the U.S. Patent Office has issued a Notice of Allowance for the Anti-Snoring Composition submitted on behalf of Med Gen Inc. and Innovative Chemical Corporation. Issuance of the actual patent should occur within four months of the above notification.

Government Regulation
---------------------

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products may be subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. The Company's products may also be regulated by various agencies of the states and localities in which our products will be sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, OTC and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as Current Good Manufacturing Practices ("CGMPs"), and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, OTC drugs, cosmetics and foods. The FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

Governmental regulations in foreign countries where the Company may sell our products may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation, of certain of our products. In addition, the Company cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on the Company.

Federal Trade Commission
------------------------

The Company's product packaging and advertised claims strictly adhere to Federal Trade Commission regulations and guidelines. Failure to follow such regulations could lead to fines, suspension of sales, or product recalls. The Company intends to comply with all government regulations, both in domestic and foreign markets, regarding the distribution, sales, and marketing of its product lines.

Year 2000 Impact
----------------

The year 2000 issue is the result of information technology systems and embedded systems (products that are made with microprocessor computer chips) such as personal computers using a two digit format as opposed to a four digit format to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information after January 1, 2000, although to date, the Company has experienced no such problems. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company underwent a thorough overhaul and upgrading of its technology systems prior to year-end 1999. All available software updates and patches were downloaded and installed in the Company's computers. In addition, technical personnel from the National
Institute For Telecommunication Education Corp. are constantly monitoring the systems assuring the highest degree of performance and accuracy.

No discernable disruptions or glitches occurred to the Company's systems or its sub-contractor's systems after January 1, 2000, and the Company did not have to rely on contingency plans to conduct its normal operations due to potential Y2K or associated problems.

Reports to Security Holders
---------------------------

The Company periodically prepares and publishes News Releases and other significant reports that are of significant noteworthiness. These reports are sent to Business Wire for wide distribution. In addition, shareholder reports are mailed to all shareholders, as the Company deems necessary. These reports or messages discuss events that the Company deems noteworthy.

Notices of yearly shareholders meetings, proxy statements and events of this nature are distributed with the help of Liberty Transfer Company, the Company's transfer agent, and with information obtained from ADP Investor Communication Services in regard to street name accounts.

Employees
---------

The Company currently has seven full-time employees. Paul Kravitz is the Chairman and Chief Executive Officer of the Company, Paul S. Mitchell is its President, Treasurer and Chief Operating Officer, Glen
E. Smith, Jr., is Corporate Secretary and Chief Compliance Officer, and Stephen Corriher is Chief Financial Officer. The Company has not entered into employment agreements with any of its executive management or employees. The Company will gradually add administrative, sales, operations and marketing staff to support future growth and expansion as needed.

Proposed Merger with Magnetherapy
---------------------------------

Med Gen issued a press release on November 15, 2000 stating that it had entered into a letter of intent to merge with Magnetherapy, Inc., a private company that markets the Tectonicr brand of therapeutic magnets. If the merger is consummated, it will probably not occur before March 1, 2001. Med Gen will be the surviving entity and will operate Magnetherapy as one of its divisions. The merger is subject to completion of due diligence, negotiating settlements on aged vender debt, and financial support from a small group of Magnetherapy management and shareholders.

Magnetherapy was originally organized and formed in the State of Florida in March 1994 under the name R.G.D. Technologies, Inc., and on June 1, 1995, changed its name to Magnetherapy, Inc. It became a Delaware corporation in 1999, and maintains office and warehouse space in Riviera Beach, Florida, approximately 40 miles North of Med Gen's offices. The Company conducts its business of marketing over 40 different Tectonicr magnet products to consumers who seek a therapeutic, topically applied, drug-free alternative for the relief of self-limiting pain and discomfort. Tectonic magnetic products generate magnetic fields that affect the biology of discomforted anatomical sites. Numerous anecdotal reports suggest that magnets provide pain-relief and other benefits. Sports celebrities Dan Marino and Hank Aaron and professional golfers Donna Andrews, Jim Colbert, Bob Murphy, Micky Gallagher, and others, are among the numerous users who attest to the benefits of the Company's products and act as celebrity endorsers. There are material differences between magnets in terms of their types, composition, size, uniformity of strength, configuration, in addition to the depth in which residual magnetic energy reaches an affected anatomical area. Magnetherapy has sponsored a number of independent clinical studies that have been published in peer-reviewed professional journals that it hopes will form the nucleus of additional comprehensive research required for its intended submissions to the FDA for an approved pain-relief claim. For more information on Tectonicr magnets, please visit the Web sites: www.tectonicmagnets.com and www.tectonicgolf.com.

In 1995, Magnetherapy generated revenue of $483,638 and continued its ascent to $2,003,701 in 1996 and $4,028,034 in 1997. Although its net sales rose to $6,631,192 for 1998, its 1999 revenue declined to $3.7 million, due in large measure to increasing competitive pressures, price reductions, and replacement of magnetic bracelets that did not meet quality standards. The protracted illness and subsequent death of the Company's CEO and founder in September 1999, exacerbated these events. Thereafter, the Company shifted its marketing focus from golfing distributors and other traditional sports outlets to mass marketing retail operations of drug chains and pharmacy departments of supermarkets. Calendar year 2000 sales from this channel of distribution are estimated to reach $2,200,000 in new business not previously developed, with total revenues approaching $2,500,000. Magnetherapy has approximately 75 private shareholders and approximately 3.2 million shares of common stock outstanding.

One attraction of this acquisition for Med Gen is the synergies of distribution channels between the two companies. Both Med Gen and Magnetherapy share many of the same customers, and where there are differences, a merger could open the doors for cross marketing of additional product lines. Primarily, however, the merger dramatically increases the revenues of the combined company and adds to the shareholder base and future public float of MGNI stock, which, in management's opinion, should add to the liquidity and market acceptance of the publicly traded shares.


ITEM 2.	DESCRIPTION OF PROPERTY

Effective December 10, 1999, the Company signed a five (5) year lease and is occupying a 4,500 square foot executive office complex located at 7284 W. Palmetto Park Road, Suite 106, Boca Raton, Florida 33433. The monthly rent is $12,519. The telephone number at this address is
(561) 750-1100.

In November 1999, the Company also agreed to rent expandable warehouse space (space as needed) located in Buffalo, New York on the premises of its prime sub-contractor. This location will significantly reduce the duplicity of handling and its related costs as well as reduce overhead. It will also simplify inventory controls.


ITEM 3.	LEGAL PROCEEDINGS

In March 1999, after the company realized that it was starting to build brand recognition in the Unitied Kingdom ("UK") in its product SNORenz[R] through sales initiated by its distributor Passion For Life ("PFL"), the company requested its law firm Zellermayer, Pellasoff & Mayer to file for Trademark protection in the UK first, and then all the European Community ("EC") countries. In doing so, the Company was informed that PFL, in August of 1998, had already filed for the SNORenz[R] trademark.

In stunned disbelief the Company, not wanting to totally destroy its relationship, made several attempts to negotiate the return of its trademark which in effect was stolen. After months of negotiations we became aware that PFL was only stalling for time while seeking to reverse engineer SNORenz[R], re-name it Snoreeze, and market the product as their own throughout Europe. Wanting to protect its assets abroad the Company hired a Solicitor in the name of Devonshire & Co to institute a legal action. Not knowing English law, management made the decision to be governed by this law firm which brought suit in the High Court as a "Passing Off" action. The case was dismissed and the "Goodwill" of the name SNORenz[R] was awarded to PFL. As we have since learned from an Appeal Court Judge, had the case been tried as a

"Breach of Contract" issue, the Company would have prevailed. Other than the costs involved, which amounted to over $200,000, there were attendant expenses, lost business and other related problems with distributors in other parts of Europe who believed in our case and were shocked at the outcome. All told, our estimated expenses and costs, including the cost of changing labels and packaging, were in excess $350,000. The amount of loss business cannot be calculated.

As further discussed in the Management's Discussion & Analysis section, the company has now changed its International brand name to Snor-Awayr, the name is now fully protected in most of Europe, the EC Countries, and in other important countries throughout the world. Munroe Wholesale Medical Supplies is now the UK distributor for Med Gen. They are many times larger and more influential than PFL. Munroe had placed and has already been shipped a substantial order. Management expects to recoup its UK business in the second quarter.

Management has elected to withdraw from the Appeal process and put its capital resources into the establishment of its Snor-Awayr brand, advertising and other marketing strategies aimed at defeating PFL in the market place.

To the Company's knowledge, there are no other material legal proceedings filed or threatened against the Company at this time.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held June 23, 1999, Shareholders unanimously voted to increase the total authorized shares of Capital Stock from 10 million, originally consisting of 5 million Common and 5 million Preferred, to 25 million authorized consisting of 20 million Common shares and 5 million Preferred shares. During the 1999 audit, it was discovered that the State of Nevada had not received the amended Articles of Incorporation, originally submitted in the Fall of 1999. An amendment was resubmitted in January 2000, and became effective with the State of Nevada on February 4, 2000 to reflect a total of 20,000,000 shares of Common Stock $.001 par value authorized, and 5,000,000 shares of Preferred Stock authorized. No Preferred shares have been issued.


                           PART II
                           -------

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2000, there were approximately 118 Common Stock shareholders consisting of both registered shareholders and those being held by the Deposit Trust Corporation in street name. Of the 4,444,716 shares outstanding, 3,373,686 were restricted and 1,021,030 were non-restricted. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MGNI". The shares first began trading in October of 1998.

The following table sets forth the high and low bid prices of the Company's Common Stock from its inception of trading through November 2000, as reported by the OTC Bulletin Board. The following high and low bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions. An initial quote was posted for MGNI on 9/30/98 of $1 bid - $6 ask, but no shares traded until 10/14/98, with a quote of $2 3/4 bid - $5 1/2 ask. On February 10, 2000, the NASD delisted MGNI from the OTC Bulletin Board because its Form 10-SB filed on January 26, 2000 had not yet cleared the SEC in compliance with the OTC Bulletin Board Eligibility Rule. The stock traded on the Electronic Pink Sheets for the remainder of February, March, April, and the first part of May 2000. The prices listed for those periods may not be exact, but were obtained from quotation sources the Company believes are reliable. The Form 10-SB cleared the SEC on March 23, 2000. The Company was able to arrange for the filing of a Rule 15c2-11 Exemption Request Form and a 211 Addendum with the NASD in late April and the Shares resumed trading on the OTC Bulletin Board in May 2000.



Common Stock
------------
                                        High Bid                Low Bid
                                        --------                -------

October         1998                     5.50                    2.50
November        1998                     4.25                    2.125
December        1998                     2.25                    0.75
January         1999                     0.4375                  0.3125
February        1999                     1.125                   0.28125
March           1999                     0.9375                  0.4375
April           1999                     0.4375                  0.4375
May             1999                     0.4375                  0.4375
June            1999                     0.625                   0.3125
July            1999                     0.4375                  0.3125
August          1999                     0.4375                  0.28125
September       1999                     0.3125                  0.3125
October         1999                     0.4375                  0.3125
November        1999                     0.40625                 0.3125
December        1999                     0.375                   0.28125
January         2000                     0.4375                  0.28125
February        2000                     0.375                   0.05
March           2000                     0.125                   0.05
April           2000                     0.1875                  0.05
June            2000                     0.375                   0.125
July            2000                     0.375                   0.1875
August          2000                     0.1875                  0.15625
September       2000                     0.1875                  0.15625
October         2000                     0.1875                  0.15625
November        2000                     0.375                   0.1875


On December 15, 2000, the bid price of MGNI shares was $0.25 and the ask price was $0.50

The transfer agent for the Company's Common Stock is Liberty Transfer Co., 191 New York Ave, Huntington, NY 11743-2711 Tel. (516) 385-1616.


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION

General
-------

The Company has been headquartered at 7284 W. Palmetto Park Rd. Suite 106, Boca Raton, Florida 33433 since December 1999. Although the company has expanded in 2000 and expects to further expand in 2001 it does not foresee any need to further expand its 4500 sq. ft. corporate facility.

The Company has elected to sub-contract all of the manufacturing of its products, and can, under certain conditions, add additional facilities anywhere in the world should the need arise.

Results of Operations
---------------------

The Company's financial results are dependent on a variety of factors, including the general strength of the economy, both domestic and international. The Company is still considered an early stage company and although there has been significant growth during the startup years of 1997, 1998, 1999 and 2000 the growth has been mainly attributed to its premier brand SNORenz[R]. The Company introduced a second brand, PAINenzr into the market in the second quarter of the year to Albertsons. The results of the test have been good and the product is now being placed in all 2200 stores. New capital is being sought to be able to continue the rollout of this brand in all 8000 retail stores now handling the SNORenz[R] brand.

The Company had sales of $1,519,336 in 2000 with a gross profit of 71% ($1,082.078) as compared to $1,403,516 in 1999 and 51.5% ($723,288)
gross profit. The difference in the gross profit between that of 1999 and 2000 was mainly attributed to a change in marketing strategy from Direct Response Television to distribution into retail outlets that will be the continuing strategy. The Company lost $181,315 or $.05 per share in 2000 compared to $108,922 or $.04 per share in 1999.

The loss of $181,315 was mainly attributable to the cost necessary to support a lawsuit against the company's United Kingdom Distributor, Passion For Life ("PFL"). The lawsuit was initiated after the Company learned that PFL had registered the Company's brand SNORenz[R] as its own in the United Kingdom ("UK") and in the European Common Market ("EC"). In addition PFL hired a German manufacturer to reverse engineer SNORenz[R]. The lawsuit was confined to what was termed a "passing off" action and not an action for "Breach of Contract" and after a lengthy trial, was dismissed by the Court. Prior to and during the lawsuit the company refrained from shipping into the UK market thus experiencing lost sales during the five-month period. In late July 2000, the company successfully negotiated a contract with its present UK distributor, Munroe Wholesale Medical Supplies, Glasgow Scotland. The Company elected not to appeal the dismissal since to do so would have resulted in large costs and would have severely hampered operations. The company expects to recapture its entire UK market and surpass its previous business early in the third quarter of the current fiscal year. To counter, the Company has had to establish and re-market its new European brand, Snor-Awayr. The costs involved in re-labeling and re-packaging added to the one-time expenses and costs that contributed to the loss. Other contributing factors were the expenses related to the two-week trial in the UK.

Increased sales due to new account openings such as Wal-Mart, new business from Akorar of France and Munroe Medical Supplies in the UK will be evident during the second and third quarter of the company's fiscal year. The addition of several new distributors for countries which were opened in 2000 and for which approval to ship by its authorities is expected during the months of January, February, March and April will further increase company sales. New countries for which distribution has been established are France, Holland, Australia, New Zealand and Saudi Arabia.

The Company is in active discussions with a Wall Street Brokerage that should culminate in early January 2001 in an investment banking agreement. This Agreement is intended to provide the necessary funds to complete its intended acquisition/merger with Magnetherapy, Inc., the manufacturer of Tectonicr magnets and three other mergers that will strategically position Med Gen as a leader in the field of Alternative Health Care. All of the above measures are meant to significantly and positively affect both revenue and profits during the next fiscal year. Please refer to www.tectonicmagnets.com and www.tectonicgolf.com for more information on Magnetherapy and its product lines.

Operating expenses increased from $826,398 to $1,259,608. However when considering this increase, as mentioned previously, the unexpected legal expenses of $230,514 would have in effect reduced the increase to $202,696. The additional increase was in part caused by increased travel regarding the lawsuit and other expenses related to sales activities.

Thus, the Company completed its third year successfully converting its marketing strategy from direct sales to retail sales, entering over 8,000 retail doors. SNORenz[R] has become the dominant snore relief product in many markets in the United States and in Europe. It has been the leader in the United Kingdom (winning awards) as well as having exceptional penetration in all the Scandinavian countries. The Company enters its fourth year dropping its label as an early stage company and continuing its goal to dominate the $1 billion world wide market for snoring products as the originator and leader in a throat spray relief formula. SNORenz[R] is trademarked in the United States and in certain other areas along with its other snore brands Snor-Awayr, Snorelessr, Quietsleepr and, in France, Soluroner. The Company has received its Patent number in the United States and expects the final award by late spring. The Company has applied for international patent protection. It views its Patent as a substantial asset and protection against further attempts at "piracy".

Liquidity and Capital Resources
-------------------------------

Cash flow has been sufficient to meet the operating needs of the Company. Expenses have been kept to a minimum and it has been able to retain its key employees with offering bonus payments in stock options rather than salary or benefit increases. To the extent that sales continue to increase as forecasted, the company should be cash positive and be able to grow its business. Concluding an investment banking agreement now under negotiation would enable the company to complete contemplated acquisitions resulting in a substantial increase in revenue and profit.

Risk Factors
------------

Management believes that the Company is subject to the following risks:

Limited Operating History. The Company was established in October of 1996, and has had a limited operating history. The Company is subject to all the risks inherent in any newly formed business including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships. Furthermore, no assurance can be given that operating profits will be realized in the future.

Competition. Although the Company currently enjoys little competition in the throat spray segment of the anti-snoring market, there are numerous companies with greater financial resources and marketing ability that could choose to enter this market segment. The Company has tried to protect itself against future competition through patent protection and the use of various private label brand names. However, there can be no assurance that the Company will be successful in meeting such future competition should it develop.

Uncertain Ability to Manage Growth. As part of the Company's business strategy, the Company intends to pursue rapid growth. The Company's ability to achieve its planned growth depends upon a number of factors, including its ability to hire and train management and other employees, the adequacy of its financial resources, its ability to identify new markets in which to successfully compete and its ability to adapt its purchasing and other systems to accommodate its expanded operations. In addition, there can be no assurance that the Company will be able to achieve its planned expansion or that the Company will be able to manage successfully the expanded operations. Failure to manage growth effectively could adversely affect its financial condition, results of operations and prospects.

Raw Materials and Supplies.    The raw materials that the Company will
be using in its products will be obtained from third-party suppliers. Although the Company believes that all of its sources for raw materials will be reliable, any interruption of such supply could have a material adverse effect on its business.

Patents. While the Company has received a Notice of Allowance on its patent application for the SNORenz[R] product, there is no assurance that variations of its patent can be successfully defended, or defended in an economically viable fashion. Any future infringements or variations on the patent may affect the competitiveness of the product.

Product Liability Claims.    The Company, like other manufacturers,
wholesalers, distributors and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. The Company has product liability insurance in amounts it believes is adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover all liabilities.

Dependence on Key Management. The Company's further performance depends substantially upon the continued services of its senior management and other key personnel. Because the Company has a relatively small number of managerial employees, its dependence on retaining its managerial employees is particularly significant. The Company's success will depend, in part, on its ability to attract and retain qualified management and professional personnel. Competition for such personnel in the health care industry is intense. In addition, there can be no assurance that its current employees will continue to work for the Company. The loss of the services of certain of its key employees could adversely affect its operating results or financial condition.

Reliance upon Licensees for Sales.   The Company has entered into
agreements with licensees for the sale of certain of its products.
The Company selects licensees primarily by evaluating their ability to successfully market and distribute its products. There is no assurance that the licensees will be successful in the marketing of its products.

Dominant Customer. In fiscal year 1999, the Company's three largest customers were Tru-Vantage International, Inc., Nutrition For Life, Inc., and Passion For Life, Inc. ("PFL"), which represented over 70% of the Company's distributors and accounted for 86% of Company's gross revenues. The loss of the majority of Tru-Vantage International's business due to their corporate restructuring, and the loss of all of PFL's future business due to a legal dispute has seriously affected the growth of the Company's business in fiscal 2000. PFL still accounted for 8.1% of sales in fiscal 2000.

In fiscal year 2000, the Company's four largest customers were Albertsons/American Stores (Albersons acquired American Stores last year), Nutrition For Life, Tru-Vantage International and Vello Scandinavia, which represented 47% of the Company's gross revenues. The next 18 largest customers, all with sales in excess of $10,000 for the year, accounted for 32% of gross revenues. The bottom 24 customers had sales of less than $10,000 for the year and accounted for only 7% of gross revenues. The remaining 14% of gross revenues were primarily generated through Internet sales. Therefore, the Company has reduced its reliance on dominant customers from the previous period, although the loss of a top customer would still have a noticeable effect on revenues.

Government Regulation. The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products may be subject to regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. The Company's products may also be regulated by various agencies of the states and localities in which its products will be sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, OTC and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as Current Good Manufacturing Practices ("CGMPs"), and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, OTC drugs, cosmetics and foods. The FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status. Governmental regulations in foreign countries where the Company may sell our products may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation, of certain of our products. In addition, we cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on the Company.

Effect of Adverse Publicity. The Company is highly dependent upon consumers' perceptions of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies, which may not adhere to the same quality standards. The Company could be adversely affected if any of its products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of its products.

Dividend Policy.   In order to expand, the Company will need the
maximum working capital. Therefore, the Company does not expect to declare or pay any dividends in the future, but rather, the Company intends to retain all earnings, if any, to expand its operations. The payment of dividends, if any, is at the discretion of its Board of Directors and will depend upon its earnings, if any, in the future, its capital requirements and financial condition, and other relevant factors.

Non Arm's-Length Transactions. Certain transactions took place between the Company and certain of its present shareholders, officers and directors when the Company was established involving moneys paid and shares of its common stock issued to them that were not arm's-length transactions.

Forward Looking  Statements
---------------------------

When used in this Form 10-KSB filing, the words "believe", "should", "would" and similar expressions that are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the next fiscal year, the Company's beliefs and its views about the long-term future of the industry and the Company, its plan to address the Year 2000 issue, the costs associated therewith and the results of Year 2000 non-compliance by the Company or its suppliers or other strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission ("SEC") filings, all of the Risk Factors described herein could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10-SB filing.

ITEM 7.	FINANCIAL STATEMENTS

The Audited Financial Statements that constitute Item 7 are included at the end of this report following page number 26.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not Applicable



                              PART III
                              --------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


   Name                 Age                     Position
   ----                 ---                     --------

Paul B. Kravitz         69              Chairman; Chief Executive Officer
                                        and Director

Paul S. Mitchell        47              President, Treasurer, Chief
                                        Operating Officer and Director

Glen E. Smith, Jr.      47              Corporate Secretary, Chief
                                        Compliance Officer and Director

Stephen M. Corriher	    51             	Chief Financial Officer



All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors ("Board) and, subject to existing employment and consulting contracts and agreements, serve at the discretion of the Board. The Company is planning on conducting an annual shareholders meeting in accordance with Nevada state law at its principal office location in the second quarter of 2001, during which, Messrs. Kravitz, Mitchell and Smith will stand for re-election as Directors.

Paul B. Kravitz, 69, Chairman, Chief Executive Officer and a Director of the Company, has been in business for over 40 years, twenty-three of those years related to developing a furniture business that encompassed manufacturing facilities, retail showrooms and an extensive marketing and sales organization. The combined companies were taken public in 1979. In 1986, Mr. Kravitz established a financial services company, The Landen Group. In 1991 Mr. Kravitz was appointed by the Federal Deposit Insurance Corporation ("FDIC") to the board of a wholly owned subsidiary of Southeast Bank, Inc. and later was appointed by that Board to be its Chairman. During that time, Mr. Kravitz successfully sought and arranged for the deposition of the assets of Southeast Bank Leasing, Inc., bringing to the FDIC maximum value. Mr. Kravitz has been a consultant to the CBI (Caribbean Basin Initiative) under President Reagan and was responsible for many successful projects in Barbados and Grenada funded by the World Bank. In 1990 he joined The AppleTree Companies, a private company in the food industry. In August 1992, Mr. Kravitz spearheaded a public offering for the company, raising $5,000,000 and thereafter served as its president. Later, after it was revealed that its two founders committed acts detrimental to the company and were dismissed, Mr. Kravitz became the Company's chairman and chief executive officer. As a result of the actions of the founders, the SEC conducted an investigation of the details associated with the public offering, and even though Mr. Kravitz fully cooperated with the SEC's investigation, and without admitting or denying any wrongdoing, he accepted a consent injunction bearing a civil monetary fine of $25,000. During his tenure as chairman and chief executive officer of The AppleTree Companies, Mr. Kravitz built a manufacturing and distribution network servicing convenience stores in 24 states, with five manufacturing facilities and annual sales of over $38,000,000. Mr. Kravitz retired from The AppleTree Companies on August 10, 1996.

Mr. Kravitz is a graduate of Boston University and holds a Bachelor of Science Degree. He was a pilot and Korean War veteran with an honorable discharge as a 1st Lieutenant in the United States Air Force. He was awarded the "National Service Medal". He is a member of Kappa Phi Alpha, Public Relations and Journalistic Honor Society. He has been a published writer for the aviation, food and furniture industries. He has been widely quoted in major media as well as shelter magazines, and now appears regularly in the Company's infomercials.

Paul S. Mitchell, 47, President, Treasurer and a Director of the Company, spent 12 years with Tasty Baking Company, of Pennsylvania. Mr. Mitchell held several positions nationally, the last being the Director of Sales and Marketing for Tasty Baking Company's West Coast operation. In 1987, Mr. Mitchell acquired a "mom and pop" manufacturing company of fresh sandwiches known as The Sandwich Makers, Inc. in Mesa, Arizona. The company had annual sales of $135,000 and one part-time employee. In five years, the company had annual sales of $4,800,000 with the expansion of a second facility in San Diego, California.

In October 1995, Mr. Mitchell sold The Sandwich Makers to The
AppleTree Companies, Inc. Mr. Mitchell then served as Vice President of Sales for Americas Foods, a subsidiary company of The AppleTree Companies. Mr. Mitchell attended Drexel University, majoring in accounting.

Glen E. Smith, Jr., 47, Corporate Secretary, Chief Compliance Officer and a Director, began working as a consultant for the Company in August of 1998, and continued in that capacity until early 2000, when he was appointed by the board to his current status, which was later affirmed by a vote of shareholders. His responsibilities include compliance issues with the NASD and SEC, quarterly financial reporting to the SEC, investment related record keeping, maintaining the Corporate Books and investor relations. Mr. Smith holds Bachelor of Science degrees in Marketing and Multinational Business from Florida State University. He is also President of GenEx Capital Funding Corp. and a registered securities broker for the past 18 years. Mr. Smith maintains NASD Series 7, 24, 28 and 63 securities licenses with two broker dealers.

Stephen M. Corriher, 51, has been the Chief Financial Officer of the Company since October 1999. Mr. Corriher oversees the Company's full-time accountant's work, and helps to prepare for quarterly filings and annual audits, as well as evaluate and scrutinize potential business opportunities. He is paid on a consulting basis. From February 1997 to October 1999, Mr. Corriher was the Controller for Thermal Concepts, Inc., a major heating and air conditioning contractor in the south Florida market. He guided the financial information and reporting functions through a period of rapid growth in which the company doubled in size reaching annual sales of $20 million.

From September 1995 through February 1997, Mr. Corriher acted as a private liaison between a consortium of U.S. investors led by Kevin A. Shannon and Alastor Enamels in the United Kingdom. The responsibilities included serving as a director, managing a complete audit of the books and records of the production and distribution functions, identifying new lines of business and forming strategic alliances with financial partners who were looking for expansion into the US market.

From November 1993 through September 1995, Mr. Corriher was senior analyst and controller for THSP, Inc., the general partner of a real estate limited partnership. During his tenure, THSP successfully executed a $30 million hostile tender offer for a publicly traded real estate limited partnership. Mr. Corriher was the financial analyst and back office administrator for THSP during the tender process. Once the limited partnership was acquired, he become Controller of the General Partner, merged the financial systems of the two entities, and then took the surviving company private.

Mr. Corriher holds a BA in Economics from Duke University and an MBA in Accounting from Columbia University.


[Remainder of this Page Intentionally Left Blank]

ITEM 10.	EXECUTIVE COMPENSATION

The following table shows that for the fiscal years ended September 30, 1998 and September 30, 1999 and September 30, 2000 the cash and other compensation paid to each of the executive officers and directors of the Company.

  Annual Compensation


Name and                                  Other       Awards        Other
Position Held     Year   Salary   Bonus   Compen-     Restricted    Stock
                                          sation      Stock         Awards
--------------------------------------------------------------------------
Paul B. Kravitz,   2000  9,000    -0-     -0-         100,000[1]    -0-
Chairman & CEO,
Director           1999   -0-     -0-     -0-             -0-       -0-

                   1998   -0-     -0-     -0-          88,968[2]    -0-
--------------------------------------------------------------------------
Paul S. Mitchell   2000  9,000    -0-     -0-         100,000[3]    -0-
President & COO,
Treasurer,         1999   -0-     -0-     -0-             -0-       -0-
Director
                   1998   -0-     -0-     -0-          88,968[4]    -0-
--------------------------------------------------------------------------
Glen E. Smith, Jr. 2000   -0-     -0-     -0-          90,000[5]    -0-
CCO & Secretary,
Director           1999 20,000    -0-     -0-          10,000[6]    -0-

                   1998    -0-    -0-     -0-             -0-       -0-
--------------------------------------------------------------------------


------------------------
[1] Shares issued as compensation in lieu of salary during 2000, based upon the average bid price for the previous 30 days on the Pink Sheets, which was $.0778 per share or $7780.
[2] Stock awarded in lieu of any compensation during the year 1998, and was issued for the fiscal year ended September 30, 1998, at a value of $.562 per share or $50,000.
[3] Shares issued as compensation in lieu of salary during 2000, based upon the average bid price for the previous 30 days on the Pink Sheets, which was $.0778 per share or $7780.
[4] Stock awarded in lieu of any compensation during the year 1998, and was issued for the fiscal year ended September 30, 1998, at a value of $.562 per share or $50,000.
[5] Shares issued as compensation in lieu of salary during 2000, based upon the average bid price for the previous 30 days on the Pink Sheets, which was $.0778 per share or $7002
[6] Shares issued as compensation in lieu of salary during 1999, and was issued at the end of the third fiscal quarter ended June 30, 1999, at a value of $.285 per share or $2850.

ITEM 11.	 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


      (1)             (2)                     (3)             (4)
---------------------------------------------------------------------------
Title of Class  Name and Address of   Amount and Nature
                Beneficial Owner      of Beneficial Owner  Percent of Class
---------------------------------------------------------------------------

Common Stock    Paul B. Kravitz
                4320 NW 101 Drive
                Coral Springs, FL
                33065                 1,103,968 [7]        24.84%
---------------------------------------------------------------------------
Common Stock    Paul S. Mitchell
                23086 Island View
                Dr. #7
                Boca Raton, FL
                33416                 1,103,968 [8]        24.84%
---------------------------------------------------------------------------
Common Stock    Glen E. Smith, Jr.
                1608 Nanette Ct
                Lake Worth, FL
                33461                   100,000             2.25%
---------------------------------------------------------------------------

Common Stock    Stephen M. Corriher
                5076 SW 122 Ct
                Cooper City, FL
                33330                    10,000             0.22%
---------------------------------------------------------------------------
Directors and Executive Officers
as a group (4 persons)                2,317,936            52.15%
---------------------------------------------------------------------------



ITEM 12.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Med Gen, Inc. was established under the laws of the State of Nevada in October 1996.

Paul Kravitz, Chairman and Chief Executive Officer of the Company and Paul Mitchell, President, Chief Operations Officer and Treasurer of the Company, are equal shareholders in Di-Su Holding Corp. ("Di-Su"), which was established to act as a holding company for their stock in the Company and other interests. From inception of the Company through September 1999, pursuant to an oral management agreement, GenEx Capital Corp. (the predecessor company to Di-Su) provided business management, financial support and other administrative services to the Company in exchange for Common Stock of the Company, at which time the agreement was terminated. Beginning in October 1999, Messrs. Kravitz and Mitchell began providing such services to the Company and each began receiving salaries of $500 per week ($26,000 per year). During fiscal 2000, $9,000 of salary was paid in cash and $7780 was paid in stock to each individual, with the remainder being forfeited.

----------------------------

[7] Di-Su Holding Corp. holds 1,896,000 Common shares, of which Mr. Kravitz is a 50% owner. Mr Kravitz also holds 155,968 Common shares in his name. All shares are restricted and subject to Rule 144.
[8] Di-Su Holding Corp. holds 1,896,000 Common shares, of which Mr. Mitchell is a 50% owner. Mr. Mitchell also holds 155,968 Common shares in his name. All shares are restricted and subject to Rule 144.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


          Med Gen, Inc.
-----------------------------------
         	(Registrant)


Date:______12/22/00_______



By:________/s/Paul B. Kravitz ___________
        	(Signature)

Paul B. Kravitz, Chairman & Chief Executive Officer
---------------------------------------------------
(Print name and title of signing officer)



By:______/s/Paul S. Mitchell_____________


Paul S. Mitchell, President & Treasurer
---------------------------------------------------
(Print name and title of signing officer)



By:______/s/Glen E. Smith, Jr.___________

Glen E. Smith, Jr., Chief Compliance Officer & Secretary
--------------------------------------------------------
(Print name and title of signing officer)

                               MED GEN, INC.
                               -------------

                           FINANCIAL STATEMENTS
                           --------------------

                            SEPTEMBER 30, 2000
                            ------------------

                              MED GEN, INC.
                              -------------

                             C O N T E N T S
                             ---------------


                                                             PAGE
                                                             ----

Independent Auditor's Report                                  1

Financial Statements:

  Balance Sheet                                               2

  Statements of Operations                                    3

  Statement of Changes in Stockholders' Equity                4

  Statements of Cash Flows                                   5-6

  Notes to Financial Statements                              7-14

To The Board of Directors and Stockholders
Med Gen, Inc.


We have audited the accompanying balance sheet of Med Gen, Inc. as of September 30, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc., as of September 30, 2000, and the results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.



RICHARD H. HARRIS & ASSOCIATES, P.A.



Fort Lauderdale, Florida
December 1, 2000

                             MED GEN, INC.
                             -------------

                             BALANCE SHEET
                             -------------

                           SEPTEMBER 30, 2000
                           ------------------



                                 ASSETS
                                 ------
CURRENT ASSETS
  Cash                                              $       27
  Accounts receivable, net                             260,349
  Inventory                                             66,551
  Prepaid expenses                                      10,493
  Officer advances                                      12,959
  Due from related parties                             116,235
                                                    ----------
                Total current assets                   466,614

FURNITURE AND EQUIPMENT, net                            46,628

INTANGIBLE ASSETS, net                                   5,436

SECURITY DEPOSITS                                       80,310
                                                    ----------
TOTAL ASSETS                                        $  598,988
                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $  379,173
  Note payable                                          50,000
                                                    ----------
                Total current liabilities              429,173
                                                    ==========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value
    5,000,000 shares authorized, -0-
    shares issued and outstanding                            -
  Common stock, $.001 par value
    20,000,000 shares authorized,
    4,444,716 issued and outstanding                     4,445
  Additional paid-in capital                         1,759,913
  Accumulated deficit                               (1,594,543)
                                                    ----------
                Total stockholders' equity             169,815
                                                    ----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                               $  598,988
                                                    ==========



           See accompanying notes to the financial statements.

                                  (2)

                              MED GEN, INC.
                              -------------

                         STATEMENTS OF OPERATIONS
                         ------------------------

                 YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                 ---------------------------------------




                                                    2000             1999
                                                -----------      -----------

NET SALES                                       $ 1,519,336      $ 1,403,516

COST OF GOODS SOLD                                  437,258          680,228
                                                -----------      -----------
GROSS PROFIT                                      1,082,078          723,288
                                                -----------      -----------

OPERATING EXPENSES
  General and administrative                        674,492          529,448
  Selling                                           353,902          271,748
  Legal                                             231,214           25,202
                                                -----------      -----------
      Total operating expenses                    1,259,608          826,398
                                                -----------      -----------

LOSS FROM OPERATIONS                               (177,530)        (103,110)
                                                -----------      -----------

OTHER (EXPENSE) INCOME
  Interest expense                                 (  3,785)            -
  Loss on abandonment of assets                         -           (  5,812)
                                                -----------      -----------
     Total other (expense) income                  (  3,785)        (  5,812)
                                                -----------      -----------

NET LOSS                                        $  (181,315)     $  (108,922)
                                                ===========      ===========
LOSS PER SHARE - BASIC AND FULLY
  DILUTED                                       $  (    .05)     $  (    .04)
                                                ===========      ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC AND FULLY
  DILUTED                                         3,664,181        2,824,608
                                                ===========      ===========






             See accompanying notes to the financial statements.

                                     (3)

                              MED GEN, INC.
                              -------------

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                ---------------------------------------------

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


                                       COMMON STOCK             ADDITIONAL
                                -------------------------         PAID-IN       ACCUMULATED
                                  SHARES          AMOUNT          CAPITAL         DEFICIT           TOTAL
                                ---------       ---------       ----------      -----------     -----------

BALANCE, SEPTEMBER 30, 1998	    2,654,250       $   2,654       $1,256,875      $(1,304,306)    $(   44,777)

Common stock issued for cash       18,000              18           14,982	            -              15,000

Stock issued in exchange for
 services                         584,466             585          236,236             -            236,821

Net loss for the year                -               -                -          (  108,922)     (  108,922)
                                ---------       ---------       ----------      -----------     -----------

BALANCE, SEPTEMBER 30, 1999     3,256,716           3,257        1,508,093       (1,413,228)         98,122

Common stock issued for cash      340,000             340          120,910             -	           121,250

Stock issued in exchange for
 services                         348,000             348           31,410             -             31,758

Stock issued in payment of
 short term loan                  500,000             500           99,500             -            100,000

Net loss for the year                -               -                -          (  181,315)     (  181,315)
                                ---------       ---------       ----------      -----------     -----------
BALANCE, SEPTEMBER 30, 2000     4,444,716       $   4,445       $1,759,913      $(1,594,543)    $   169,815
                                =========       =========       ==========      ===========     ===========







               See accompanying notes to the financial statements.


                                      (4)

                                 MED GEN, INC.
                                 -------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                   YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                   ---------------------------------------


                                                    2000             1999
                                                -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $  (181,315)     $  (108,922)
  Adjustments to reconcile net
    loss to net cash (used in)
    provided by operating activities:
  Loss on disposal of property
    and equipment                                      -               5,812
  Depreciation and amortization                      12,837            6,522
  Stock issued in repayment of
    short term loan                                 100,000             -
  Stock issued for services                          31,758          236,821
  Allowance for doubtful accounts                     5,000            5,000
  (Increase) decrease in:
     Inventory                                     ( 35,495)          27,308
     Prepaid expenses                              ( 10,493)            -
     Accounts receivable                           (159,590)        ( 97,319)
     Deposits                                        12,526         ( 84,600)
   Increase (decrease) in:
     Cash overdraft                                (  1,592)           1,592
     Accounts payable                               209,848           15,568
     Customer deposits                             ( 38,428)          26,694
                                                -----------      -----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                             ( 54,944)          34,476
                                                -----------      -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchase of furniture and equipment              ( 35,240)        (  7,857)
  Increase in officer advances                     ( 12,959)            -
  Increase in intangible assets                    (  7,036)            -
  Increase in due from related parties             ( 27,771)        ( 88,464)
                                                -----------      -----------
NET CASH (USED IN)
  INVESTING ACTIVITIES                             ( 83,006)        ( 96,321)
                                                -----------      -----------






             See accompanying notes to the financial statements.

                                    (5)

                                MED GEN, INC.
                                -------------

                    STATEMENTS OF CASH FLOWS (CONTINUED)
                    ------------------------------------

                  YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                  ---------------------------------------


                                                    2000             1999
                                                -----------      -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Net proceeds from issuance of
    common stock                                $   121,250      $    15,000
  Proceeds from note payable                         50,000           49,910
  Payments on note payable                         ( 33,273)        ( 16,637)
                                                -----------      -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          $   137,977      $    48,273
                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       27         ( 13,572)

CASH AND CASH EQUIVALENTS -
  BEGINNING                                            -              13,572
                                                -----------      -----------
CASH AND CASH EQUIVALENTS - ENDING              $        27      $      -
                                                ===========      ===========


Supplemental Disclosures of Cash Flow
Information:

Cash paid during the year:
  Income taxes                                  $      -         $      -
  Interest                                      $     3,785      $      -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

  Issuance of common stock for
   services                                     $    31,758      $   236,821

  Issuance of common stock in
   payment of short term loan                   $   100,000      $      -







           See accompanying notes to the financial statements.

                                  (6)

                             MED GEN, INC.
                             -------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

                      SEPTEMBER 30, 2000 AND 1999
                      ---------------------------


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

     Description and Nature of Business
     ----------------------------------

     Med Gen, Inc. the (Company) was incorporated October 22, 1996 under the laws of the State of Nevada and began operations in the State of Florida on November 12, 1996. The Company currently markets an all natural product, SNORENZ, which is designed to aid in the prevention of snoring. The Company has a patent pending for its formula and other trade secrets.

     The Company also plans to offer additional, non-medicinal products that are a blend of oils and vitamins that deal with a variety of needs including vitamin and mineral deficiencies.

     Inventory
     ---------

     Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or net realizable market value. Inventory at September 30, 2000 consisted of finished goods and packaging materials.

     Revenue Recognition
     -------------------

     Revenue is recognized when products are shipped and are presented net of returns.

     Furniture and Equipment
     -----------------------

     Furniture and equipment is recorded at cost. Expenditures for major improvements and additions are added to the furniture and equipment accounts while replacements, maintenance and repairs which do not extend the life of the assets are expensed.

     Intangible Assets
     -----------------

     Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended September 30, 2000 and 1999 was $1,600 and $0, respectively.



                              (7)

                             MED GEN, INC.
                             -------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

                      SEPTEMBER 30, 2000 AND 1999
                      ---------------------------


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

          Furniture and fixtures           7 years
          Office and computer equipment    5 years
          Computer software                3 years
          Leasehold improvements           5 years

     Income Taxes
     ------------

     Deferred tax assets and liabilities are classified in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), which generally requires the use of an asset liability approach for financial accounting and reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     Allowance for Doubtful Accounts
     -------------------------------

     The Company has established a reserve for certain accounts receivable for which it deems collection to be uncertain.
     The allowance for doubtful accounts was $10,000 and $5,000, at September 30, 2000 and 1999, respectively.

     Statements of Cash Flows
     ------------------------

     The Company considers all investments with an original maturity of three months or less to be cash equivalents.

     Use of Estimates
     ----------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates used in preparing the financial statements.



                               (8)

                             MED GEN, INC.
                             -------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

                      SEPTEMBER 30, 2000 AND 1999
                      ---------------------------


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

     Fair Value
     ----------

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

     The carrying amounts of the Company's financial instruments, including receivables, accounts payable and accrued liabilities, approximates fair value due to the relatively short period to maturity for these instruments. The carrying value of the Company's notes payable approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.

     Advertising Costs
     -----------------

     Advertising costs are charged to expense as incurred.
     Advertising costs charged to expense included in selling expenses, amounted to $212,887 and $143,185 for the years ended September 30, 2000 and 1999, respectively.

     Loss Per Share
     --------------

     Loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding.


NOTE 2. FURNITURE AND EQUIPMENT
        -----------------------

     Furniture and equipment at September 30, 2000 consisted of the following:
                                                2000
                                             ---------
        Furniture and office
          equipment                          $  36,666
        Computer equipment and
          software                              30,856
        Leasehold improvements                   3,700
                                             ---------
                                                71,222
        Accumulated depreciation
         and amortization                      (24,594)
                                             ---------
             Total                           $  46,628
                                             =========


                                (9)

                             MED GEN, INC.
                             -------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

                      SEPTEMBER 30, 2000 AND 1999
                      ---------------------------


NOTE 2.	FURNITURE AND EQUIPMENT (CONTINUED)
        -----------------------------------

     Depreciation and amortization expense for the years ended
     September 30, 2000 and 1999 was $11,237 and $6,522,
     respectively.


NOTE 3.	INCOME TAXES
        ------------

     The Company has federal and state net operating loss carryforwards of approximately $1,455,000 at September 30, 2000. These net operating loss carryforwards, if not used, will expire in the year 2015. Due to the uncertainty that the Company will generate sufficient income in the future to utilize the entire deferred tax asset, a valuation allowance has been recorded for the entire amount.


NOTE 4.	NOTE PAYABLE
        ------------

     On August 27, 1999, the Company established a $50,000 line of credit with Union Planters Bank. Under the terms of the loan agreement, principal payments will be due on demand, with interest payable monthly. Interest is charged at a rate of three percentage points over a specified index, resulting in a rate of 12.50% per annum at September 30, 2000. This line is collateralized by substantially all of the assets of the Company and is personally guaranteed by an officer of the Company.


NOTE 5.	STOCKHOLDERS' EQUITY
        --------------------

     In October, 1999 the Company's Board of Directors approved increasing the number of authorized common shares to 20 million. Also approved was a plan to offer a maximum offering of $100,000 of restricted stock to a limited number of Med Gen shareholders. The Company has issued 250,000 shares of stock under this plan for $81,250.

     The Company issued restricted common stock in payment of services and compensation for the years ended September 30, 2000 and 1999. The fair value of a share of restricted stock awarded to employees was measured at the market price of a share of nonrestricted stock on the issuance date, less a discount due to the restrictions placed thereon. Such



                              (10)

                             MED GEN, INC.
                             -------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

                      SEPTEMBER 30, 2000 AND 1999
                      ---------------------------


NOTE 5.	STOCKHOLDERS' EQUITY (CONTINUED)
        --------------------------------

     restrictions include limited marketability and lack of transferability. Restricted stock issued to nonemployees was valued based on the fair value of the consideration received or the fair value of the stock issued, less a discount, whichever was more reliably measurable at the issuance date. No unrestricted shares were issued during the years ended September 30, 2000 and 1999. The number of shares issued and the valuation are as follows:


                                    2000                        1999
                          ------------------------   --------------------------
                          Restricted                 Restricted
                          Shares of                  Shares of
To Whom Issued              Stock           Value      Stock             Value
--------------            ----------      --------   ----------        --------
Majority shareholder               -      $      -      256,000        $ 60,000
Officers                     300,000          23,340    187,936         120,288
Employees                      8,000             622     68,000          21,090
Legal                         20,000           6,240     19,030          12,313
Consulting                    20,000           1,556     53,500          23,130
                            --------      ----------   --------        --------
                             348,000      $   31,758    584,466        $236,821
                            ========      ==========   ========        ========



     In addition, the Company issued 500,000 restricted shares of its common stock to repay a short term loan of $100,000.


NOTE 6.	RELATED PARTY TRANSACTIONS
        --------------------------

     Due From Related Parties
     ------------------------

     At September 30, 2000, the amounts due from related parties consist of short-term, non-interest bearing advances to related entities by virtue of common control. The Company considers these amounts to be fully collectible.

     Accounts Receivable
     -------------------

     Product sales totaling $71,242 were made during the year ended September 30, 2000 to an entity related by virtue of common control. As of September 30, 2000, $18,251 was due from this entity and is reflected in accounts receivable.




                              (11)

                             MED GEN, INC.
                             -------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

                      SEPTEMBER 30, 2000 AND 1999
                      ---------------------------


NOTE 6.	RELATED PARTY TRANSACTIONS (CONTINUED)
        --------------------------------------

     Officer Advances
     ----------------

     During the year ended September 30, 2000, the Company made non-interest bearing advances to certain officers. These advances are expected to be repaid within the next twelve months.

     Office Facilities
     -----------------

     The Company leases office space under a month to month arrangement to an entity owned by certain officers of the Company. Rent paid by this entity was $16,440 and $0 for the years ended September 30, 2000 and 1999, respectively.

     Legal Expense
     -------------

     The law firm engaged by the Company to handle certain corporate legal matters employs an attorney related to an officer of the Company. Fees paid to this firm totaled
     $3,095 and $7,459 for the years ended September 30, 2000 and 1999, respectively.

     Management Fee
     --------------

     During the year ended September 30, 1999, the Company paid a management fee to the majority stockholders of $140,000. As partial payment, the Company issued 256,000 shares of restricted stock valued at $60,000.


NOTE 7.	COMMITMENTS AND CONTINGENCIES
        -----------------------------

     Operating Leases
     ----------------

     The Company leases its office facility under an operating lease for a monthly rent, including common area maintenance, of $12,170. The lease provides for no annual cost of living adjustment in the base rent.

     The Company has paid a security deposit of $70,000, of which $22,961 will be applied towards rent due during months 25 and 29 of the lease.




                               (12)

                             MED GEN, INC.
                             -------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

                      SEPTEMBER 30, 2000 AND 1999
                      ---------------------------


NOTE 7.	COMMITMENTS AND CONTINGENCIES (CONTINUED)
        -----------------------------------------

     Operating Leases (Continued)
     ----------------------------

     The Company also leases various motor vehicles and office equipment under noncancellable leases expiring through the year 2004. Monthly payments under these leases total $1,593.
     Security deposits under these leases total $6,300.

     The Company has entered into various leases for computer equipment, office equipment and office space on behalf of two related entities by virtue of common control. These related companies are using the assets as well as making the lease payments. The remaining lease payments under these leases amounted to approximately $174,244 as of September 30, 2000.

     Future minimum lease payments under all noncancellable operating leases, including those for which the Company is the guarantor, for years ending subsequent to September 30, 2000 are as follows:

                 2001           $  261,064
                 2002              226,734
                 2003              168,728
                 2004              146,753
                 2005               24,336
                                ----------
                                $  827,615
                                ==========

     Rent expense for the years ended September 30, 2000 and 1999 was $192,108 and $130,886, respectively.


NOTE 8.	CONCENTRATIONS
        --------------

     During years ended September 30, 2000 and 1999, the Company derived substantially all of its revenue from the sale of one product, SNORENZ. Credit is granted to their customers in the normal course of business.

     The Company derived 37% and 86% of its total sales from three companies who distribute the product both domestically and abroad during the years ended September 30, 2000 and 1999, respectively.



                              (13)

                             MED GEN, INC.
                             -------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

                      SEPTEMBER 30, 2000 AND 1999
                      ---------------------------


NOTE 8.	CONCENTRATIONS (CONTINUED)
        --------------------------

     The Company has an exclusive contract with a manufacturing company to produce SNORENZ.


NOTE 9.	SUBSEQUENT EVENTS
        -----------------

     On October 4, 2000, the Company signed a letter of intent to merge with an entity who distributes therapeutic magnets. The merger will be effected via an exchange of all the outstanding shares of this entity for shares in the Company.

     To date, negotiations for this proposed merger have not been finalized.









                              (14)