Form 10QSB
period 2000-12-31
MED GEN INC
filed 2001-02-07
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2000
                               -----------------

Commission file number  000-29171
                        ---------


                                 Med Gen Inc.
        -----------------------------------------------------------------
        [Exact name of small business issuer as specified in its charter]



      Nevada                                            65-0703559
------------------------                    ---------------------------------
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

Common Stock, Par Value $.001 per share

4,384,716 Shares outstanding as of December 31, 2000

Transitional Small Business Disclosure Format (check one): Yes___ No X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                MED GEN, INC.
                                -------------
                           CONDENSED BALANCE SHEET
                           -----------------------
                             DECEMBER 31, 2000
                             -----------------
                                   ASSETS
                                   ------

CURRENT ASSETS
  Cash                                          $    54,723
  Accounts receivable, net                          217,676
  Inventory                                          79,324
  Prepaid expenses                                    4,913
  Officer advances                                   12,959
  Due from related parties                          131,014
                                                -----------
     Total current assets                           500,609

FURNITURE AND EQUIPMENT, net                         43,790

INTANGIBLE ASSETS, net                               13,036

SECURITY DEPOSITS                                    80,310
                                                -----------

TOTAL ASSETS                                    $   637,745
                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses         $   393,573
  Note payable                                       45,000
                                                -----------
     Total current liabilities                      438,573
                                                -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value
   5,000,000 shares authorized, -0-
   shares issued and outstanding                        -
  Common stock, $.001 par value
   20,000,000 shares authorized,
   4,444,716 issued and outstanding                   4,445
  Additional paid-in capital                      1,759,913
  Accumulated deficit                            (1,565,186)
                                                -----------
     Total stockholders' equity                     199,172
                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   637,745
                                                ===========



         Read the accompanying notes to the financial statements.

                                MED GEN, INC.
                                -------------
                     CONDENSED STATEMENTS OF OPERATIONS
                     ----------------------------------
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
            -----------------------------------------------------

                                                     2000            1999
                                                  ---------       ---------

NET SALES                                       $   405,158     $   507,416

COST OF GOODS SOLD                                  127,333         162,505
                                                -----------     -----------
GROSS PROFIT                                        277,825         344,911

OPERATING EXPENSES
  General and administrative                        190,016         200,351
  Selling                                            55,818         108,451
                                                -----------     -----------
     Total operating expenses                       245,834         308,802

INCOME FROM OPERATIONS                               31,991          36,109

OTHER (EXPENSE) INCOME                          (     2,634)    (       173)
                                                -----------     -----------
NET INCOME BEFORE INCOME TAX
  (EXPENSE) BENEFIT                                  29,357          35,936

INCOME TAX (EXPENSE) BENEFIT                            -               -
                                                -----------     -----------
NET INCOME                                           29,357          35,936

ACCUMULATED DEFICIT -
  BEGINNING OF PERIOD                            (1,594,543)     (1,364,376)
                                                -----------     -----------
ACCUMULATED DEFICIT -
  END OF PERIOD                                 $(1,565,186)    $(1,328,440)
                                                ===========     ===========


             Read the accompanying notes to the financial statements.

                                MED GEN, INC.
                                -------------
                     CONDENSED STATEMENTS OF CASH FLOWS
                     ----------------------------------
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
            -----------------------------------------------------

                                                 2000            1999
                                             -----------     -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES                                $    82,475     $(   32,422)

CASH FLOWS FROM INVESTING                     (   22,779)     (   19,651)

CASH FLOWS FROM FINANCING                     (    5,000)         52,073
                                             -----------     -----------
NET INCREASE (DECREASE) IN CASH                   54,696            -

CASH - BEGINNING OF PERIOD                            27            -
                                             -----------     -----------
CASH - END OF PERIOD                         $    54,723            -
                                             ===========     ===========


              Read the accompanying notes to financial statements.


                                 MED GEN, INC.
                                 -------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
            -----------------------------------------------------

NOTE 1.	BASIS OF PRESENTATION
        ---------------------

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2000 contained in the Company's Form 10-SB.

NOTE 2.	STOCK-BASED COMPENSATION
        ------------------------

        On December 6, 2000, the Company awarded 125,000 stock warrants to several non-employees. The warrants granted are to purchase common stock at not less than fair-market value at the date of the grant and are exercisable in full at the date of the grant. The warrants have a three-year term and expire on December 31, 2003. Shares granted are subject to certain restrictions on ownership and transferability. At December 31, 2000, no warrants have been exercised.

        The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS 123) to account for these warrants, which recognizes compensation cost based on a fair value method. For the three month period ending December 31, 2000, no compensation cost was recognized in the condensed statement of operations for these equity awards.


NOTE 3.	SUBSEQUENT EVENTS
        -----------------

        On January 4, 2001, the Company granted an aggregate of 470,000 restricted shares of its common stock to certain employees and non-employees as compensation for present and future services. Since these shares are subject to certain restrictions on ownership and transferability, they were issued at a discount from the prevailing market price on that date.

        The Company filed a Form S-8 with the Securities and Exchange Commission on January 19, 2001 to register 1,500,000 shares of common stock for issuance upon the exercise of options under the Company's Non-Qualified Stock Option Plan, adopted January 10, 2001. In addition, the Company registered an additional 1,550,000 shares for issuance under various Consulting Agreements with non-employees.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995, and which are subject to the risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference, are those relating to the Company's reliance upon suppliers, dependence upon key personnel, its ability to manage growth, the impact of economic conditions generally and in the nutrition and healthy lifestyle industries in particular, product demand, market competition, risk inherent in the Company's operations and other unknown factors. Further information is contained in the Company's Form 10-KSB for the fiscal year ended September 30, 2000, as filed with the SEC.

RESULTS OF OPERATIONS

Three months ended December 31, 2000 compared to three months ended December 31, 1999.

For the 2001 fiscal first quarter ended December 31, 2000, revenues decreased to $405,158 from $507,416 in the comparable year ago quarter. This decrease in revenues was the result of no direct Informercial advertising by the Company in the current quarter. In addition, the residual effects of the Passion For Life lawsuit in the United Kingdom had a disruptive effect on order flow, resulting in a negative comparison for the current quarter, although future comparisons will be positive now that a new United Kingdom distributor is in place. (Please refer to the Company's 10-KSB for the fiscal year ended September 30, 2000 for additional information about the Passion For Life legal action).

Gross profit was $277,825 in the current quarter against $344,911 a year ago and gross profit margins remained unchanged at about 68%. Operating expenses decreased to $235,834 from $308,802 in the year ago quarter, with the expense margin also remaining unchanged at about 61% for each period. The Company's goal is to increase gross profit margins to 75%, while at the same time reducing expenses as a percentage of sales to less than 50%. Management believes that such gross profit and expense margin levels will be attained by the end of the current fiscal year through reduced production costs and lower stocking and entry fees as a percentage of sales in the retail market, respectively.

The Company reported net income in the current quarter of $29,357 verses net income in the year ago quarter of $35,936. Management anticipates that the Company will remain profitable from increased sales in the domestic retail market, especially through major mass retailers, and from continued expansion into overseas markets and from opening new markets and distribution channels.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at the end of the quarter increased by $54,696 from the last fiscal year ended September 30, 1999. The Company paid down $5,000 on its $50,000 available line of revolving credit during the quarter and, therefore, has $5,000 available. In addition, Working Capital increased by $24,595 from the last fiscal year. The Company feels it has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Med Gen Inc.
(Registrant)


Date:   2/6/01            By:/S/ Paul B. Kravitz
     -----------------       ------------------------------------
                                 Paul B. Kravitz
                                 Chief Executive Officer

Date:   2/6/01            By:/S/ Paul S. Mitchell
     -----------------       ------------------------------------
                                 Paul S. Mitchell
                                 President