Form 10QSB
period 2001-03-31
MED GEN INC
filed 2001-05-15
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001
                               --------------

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

Common Stock, Par Value $.001 per share

5,199,716 Shares outstanding as of March 31, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                          MED GEN, INC.
                          -------------

                     CONDENSED BALANCE SHEET
                     -----------------------

                          MARCH 31, 2001
                          --------------

                              ASSETS
                              ------
CURRENT ASSETS
  Cash                                             $    32,042
  Accounts receivable, net                             253,284
  Miscellaneous receivables                             38,250
  Inventory                                            137,104
  Prepaid expenses                                      55,099
  Officer advances                                       6,867
  Due from related parties                             163,073
                                                   -----------
     Total current assets                              685,719

FURNITURE AND EQUIPMENT, net                            40,952

INTANGIBLE ASSETS, net                                  12,846

SECURITY DEPOSITS                                       81,370
                                                   -----------
TOTAL ASSETS                                       $   820,887
                                                   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses            $   412,193
  Note payable                                          45,000
                                                   -----------
     Total current liabilities                         457,193
                                                   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value
   5,000,000 shares authorized, -0-
   shares issued and outstanding                           -
  Common stock, $.001 par value
   20,000,000 shares authorized,
   5,199,716 issued and outstanding                      5,200
  Additional paid-in capital                         2,005,233
  Accumulated deficit                               (1,646,739)
                                                   -----------
     Total stockholders' equity                        363,694
                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   820,887
                                                   ===========

     Read the accompanying notes to the financial statements.


                               (2)

                           MED GEN, INC.
                           -------------

                   CONDENSED STATEMENTS OF INCOME
                   ------------------------------

     FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
     ----------------------------------------------------------

                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                          MARCH 31,                      MARCH 31,
                                     2001           2000           2001           2000
                                 -----------    -----------    -----------    -----------
NET SALES                        $   362,173    $   377,909    $   767,331    $   885,325

COST OF GOODS SOLD                    90,803         86,382        218,136        248,887
                                 -----------    -----------    -----------    -----------
GROSS PROFIT                         271,370        291,527        549,195        636,438
                                 -----------    -----------    -----------    -----------
OPERATING EXPENSES
  General and administrative         344,671        150,389        534,687        350,740
  Selling expenses                    21,625        109,832         77,442        218,283
                                 -----------    -----------    -----------    -----------
     Total operating                 366,296        260,221        612,129        569,023
                                 -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS        (94,926)        31,306        (62,934)        67,415
                                 -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)                13,373        ( 1,236)        10,738        ( 1,409)
                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS) BEFORE
INCOME TAX EXPENSE                   (81,553)        30,070        (52,196)        66,006
                                 -----------    -----------    -----------    -----------
INCOME TAX EXPENSE                      -              -              -              -
                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS)                    (81,553)        30,070        (52,196)        66,006

ACCUMULATED DEFICIT
  BEGINNING OF PERIOD             (1,565,186)    (1,377,292)    (1,594,543)    (1,413,228)
                                 -----------    -----------    -----------    -----------
ACCUMULATED DEFICIT
  END OF PERIOD                  $(1,646,739)   $(1,347,222)   $(1,646,739)   $(1,347,222)
                                 ===========    ===========    ===========    ===========




      Read the accompanying notes to the financial statements.


                                (3)

                           MED GEN, INC.
                           -------------

                 CONDENSED STATEMENTS OF CASH FLOWS
                 ----------------------------------

         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
         --------------------------------------------------


                                          2001                   2000
                                      -----------            -----------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          $    17,721            $    65,974

NET CASH FLOWS FROM INVESTING
  ACTIVITIES                           (   48,956)             (  30,036)

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                               63,250                 40,731
                                      -----------            -----------

NET INCREASE IN CASH                       32,015                 76,669

CASH - BEGINNING OF PERIOD                     27                   -
                                      -----------            -----------
CASH - END OF PERIOD                  $    32,042            $    76,669
                                      ===========            ===========








         Read the accompanying notes to financial statements.


                                 (4)

                             MED GEN, INC.
                             -------------

                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------

         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
         --------------------------------------------------

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

NOTE 2.   CAPITAL STOCK
          -------------

On January 4, 2001, the Company issued an aggregate of 470,000 restricted shares of its common stock to certain employees and non-employees as compensation for present and future services. Since these shares are subject to certain restrictions on ownership and transferability, they were issued at a discount from the prevailing market price on that date.

The Company filed a Form S-8 with the Securities and Exchange Commission on January 19, 2001 to register 1,500,000 shares of common stock for issuance upon the exercise of options under the Company's Non-Qualified Stock Option Plan, adopted January 10, 2001. In addition, the Company registered an additional 1,555,000 shares for issuance under various Consulting Agreements with non-employees.

NOTE 3.   STOCK OPTIONS
          -------------

Employees and Officers
----------------------

Options to purchase 1,930,000 shares of the Company's common stock at exercise prices ranging from $.25 per share to $1.50 per share have been granted to certain of the Company's officers and key employees during the three months ended March 31, 2001.


                                 (5)

                             MED GEN, INC.
                             -------------

                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------

         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
         --------------------------------------------------

NOTE 3.   STOCK OPTIONS - (Continued)
          ---------------------------

Employees and Officers - (Continued)
------------------------------------

The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Included in the financial statements at March 31, 2001 is $38,700 of compensation cost related to these options.

Had compensation expense for the stock option plan been determined based on fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have been increased by $829,800 for the three and six months ended March 31, 2001. The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate                5.6%
Expected life (years)                    3
Expected volatility                     12
Expected dividends                     None

Consultants
-----------

On January 10, 2001, the Company entered into various Consulting Agreements with non-employees. Under these agreements, options to purchase 1,535,000 shares at exercise prices ranging from $.16 per share to $1.50 per share were granted in payment of legal and consulting services. The options expire
January, 2004.    The Company has adopted Statement of Financial Standards
No. 123, "Accounting for Stock-Based Compensation". These options were valued at $51,000, using the fair value of the consideration of the services received. During March, 2001, 285,000 options were exercised for $68,250.



                                 (6)

                             MED GEN, INC.
                             -------------

                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------

         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
         --------------------------------------------------

NOTE 3.   STOCK OPTIONS - (Continued)
          ---------------------------

A summary of option transactions during the quarter ended March 31, 2001 is as follows:

                                    Number of     Exercise Price
                                     Shares           Range
                                   ----------    ---------------
Outstanding as of
January 1, 2001                      125,000     $ .45
Granted                            3,465,000     $ .16 - $1.50
Exercised                           (285,000)    $ .16 - $ .50
Forfeited                               -
                                   ---------
Options outstanding
  as of March 31, 2001             3,305,000
                                   =========
Options exercisable
  to March 31, 2001                3,305,000
                                   =========


NOTE 4.  LETTER OF INTENT
         ----------------

On January 17, 2001, the Company signed a letter of intent to acquire a French corporation. After a due diligence trip to France, management decided not to pursue the merger and no definitive agreement was entered into.


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



                                (7)

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000.

For the second fiscal quarter ended March 31, 2001, net sales decreased four percent to $362,173 from $377,909 in the comparable year ago quarter. This decrease in sales was primarily the result of the Company's continued shift from Infomercial and direct sales towards distribution into retail stores. The Company received a record number of orders for its SNORenz product in March, for shipment in April and May, and used considerable time and resources to develop new packaging, labels and bottle sizes for distribution into Wal-Mart, K-Mart and Walgreens retail locations, which received initial shipments in April.

Gross profit was $271,370 in the current quarter against $291,527 a year ago with gross profit margins of 75 versus 77 percent, respectively. Total operating expenses increased to $336,296 from $260,221 in the year ago quarter. Included in the operating expenses and giving rise to this quarter's loss were non-cash expense entries of $89,700 relating to the issuance of stock options to employees and consultants of the Company.

The loss from operations came to $94,926, but after adjusting for other income of $13,373 the Company is reporting a net loss in the current quarter of $81,553 versus net income in the year ago quarter of $30,070. The Company anticipates that it will report a substantial increase in sales and profits in its third fiscal quarter due to increased sales in the domestic market, especially from mass retailers, and from continued expansion into overseas markets.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at the end of the current quarter was $32,042 versus $76,669 at the end of March 2000. The Company has utilized many of the financial resources at its disposal to purchase the necessary raw materials to meet product shipments in April and May. Accounts receivable at the end of April 2001 exceeded $580,000 and sales for April were approximately $400,000. In addition, the Company received proceeds of $68,250 in March, from the exercise of stock options issued to consultants, which supplemented working capital requirements. The Company feels it has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.




                                 (8)

                              SIGNATURES
                              ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Med Gen Inc.
(Registrant)


Date: May 14, 2001                   By: ______/s/Paul B. Kravitz____________
                                         Paul B. Kravitz
                                         Chief Executive Officer



Date: May 14, 2001                   By: _____/s/Paul s. Mitchell____________
                                         Paul S. Mitchell
                                         President




                               (9)