Form 10QSB
period 2001-06-30
MED GEN INC
filed 2001-08-10
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001
                               -------------

Commission file number  000-29171
                        ---------


                                 Med Gen Inc.
        -----------------------------------------------------------------
        [Exact name of small business issuer as specified in its charter]



           Nevada                               65-0703559
    ----------------------                  -------------------
   (State of incorporation)          (IRS Employer Identification No.)



       7284 W. Palmetto Park Road, Suite 106, Boca Raton, FL 33433
       -----------------------------------------------------------
                  (Address of principal executive offices)

                              (561) 750-1100
                        ---------------------------
                        (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.001 per share

6,193,260 Shares outstanding as of June 30, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MED GEN, INC.
                               -------------

                          CONDENSED BALANCE SHEET
                          -----------------------

                               JUNE 30, 2001
                               -------------

                                  ASSETS
                                  ------
                                (unaudited)

CURRENT ASSETS
  Cash                                             $   25,997
  Accounts receivable, net                            513,648
  Miscellaneous receivables                            50,875
  Inventory                                           248,177
  Prepaid expenses and other deferred charges          82,727
  Officer advances                                      6,867
  Due from related parties                            141,647
                                                   ----------
     Total current assets                           1,069,938

FURNITURE AND EQUIPMENT, net                           43,255

INTANGIBLE AND OTHER NON-CURRENT ASSETS, net           18,089

SECURITY DEPOSITS                                      90,609
                                                   ----------

TOTAL ASSETS                                       $1,221,891
                                                   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses            $  502,902
  Notes payable                                        50,000
                                                   ----------
     Total current liabilities                        552,902
                                                   ----------

LONG-TERM DEBT                                         82,500

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value
   5,000,000 shares authorized, -0-
   shares issued and outstanding                           -
  Common stock, $.001 par value
   20,000,000 shares authorized,
   6,193,260 issued and outstanding                     6,193
  Additional paid-in capital                        2,185,751
  Accumulated deficit                              (1,595,455)
                                                   ----------
                                                      596,489
  Less: Treasury stock,
   20,000 common shares, at cost                   (   10,000)
                                                   ----------
     Total stockholders' equity                       586,489
                                                   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,221,891
                                                   ==========

     Read the accompanying notes to the financial statements.

                              MED GEN, INC.
                              -------------

                   CONDENSED STATEMENTS OF OPERATIONS
                   ----------------------------------

       FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
       ----------------------------------------------------------
                              (unaudited)


                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                  ------------------            -----------------
                                        JUNE 30,                    JUNE 30,
                                        --------                    --------
                                    2001        2000           2001            2000
                                -----------  -----------    -----------    -----------

NET SALES                       $   845,026  $   264,876    $ 1,612,357    $ 1,150,201

COST OF GOODS SOLD                  336,965       41,193        555,101        290,080
                                -----------  -----------    -----------    -----------

GROSS PROFIT                        508,061      223,683      1,057,256        860,121
                                -----------  -----------    -----------    -----------

OPERATING EXPENSES
 General and administrative         345,380      266,434        880,067        617,174
 Selling expenses                   103,469       64,091        180,911        282,374
                                -----------  -----------    -----------    -----------
   Total operating                  448,849      330,525      1,060,978        899,548
                                -----------  -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS        59,212   (  106,842)    (    3,722)    (   39,427)

OTHER INCOME (EXPENSE)           (    7,928)  (    1,408)         2,810     (    2,817)
                                -----------  -----------    -----------    -----------

NET INCOME (LOSS) BEFORE
INCOME TAX EXPENSE                   51,284   (  108,250)    (      912)    (   42,244)

INCOME TAX EXPENSE                      -            -              -              -
                                -----------  -----------    -----------    -----------

NET INCOME (LOSS)               $    51,284  $(  108,250)   $(      912)   $(   42,244)
                                ===========  ===========    ===========    ===========
BASIC NET INCOME (LOSS)
 PER COMMON SHARE               $       .01  $(      .03)   $(     -   )   $(      .01)
                                ===========  ===========    ===========    ===========

DILUTED NET INCOME (LOSS)
 PER COMMON SHARE AND DILUTIVE
 POTENTIAL COMMON SHARE         $       .01  $(      .03)   $(     -   )   $(      .01)
                                ===========  ===========    ===========    ===========

WEIGHTED AVERAGE BASIC
 COMMON SHARES OUTSTANDING        5,535,796    3,841,534      4,972,068      3,452,018
                                ===========  ===========    ===========    ===========

WEIGHTED AVERAGE BASIC
 COMMON AND DILUTIVE POTENTIAL
 COMMON SHARES OUTSTANDING        5,564,807    3,841,534      4,981,739      3,452,018
                                ===========  ===========    ===========    ===========

       Read the accompanying notes to the financial statements.

                                MED GEN, INC.
                                -------------

                     CONDENSED STATEMENTS OF CASH FLOWS
                     ----------------------------------

              FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
              ------------------------------------------------
                                (unaudited)

                                       2001           2000
                                    -----------    -----------

NET CASH FLOWS FROM OPERATING
   ACTIVITIES                       $(  391,371)   $(  117,164)

NET CASH FLOWS FROM INVESTING
   ACTIVITIES                        (   34,732)    (   31,949)

NET CASH FLOWS FROM FINANCING
   ACTIVITIES                           452,073        201,874
                                    -----------    -----------

NET INCREASE IN CASH                     25,970         52,761

CASH - BEGINNING OF PERIOD                   27           -
                                    -----------    -----------

CASH - END OF PERIOD                $    25,997    $    52,761
                                    ===========    ===========

       Read the accompanying notes to financial statements.

                                MED GEN, INC.
                                -------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                   FOR THE NINE MONTHS ENDED JUNE 30, 2001
                   ---------------------------------------

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

NOTE 2. LONG-TERM DEBT
        --------------

        Under the terms of a Private Placement Memorandum dated April 17, 2001, the Company offered convertible debentures. The debentures mature on July 31, 2002 and bear 8% annual interest which is payable semi-annually.Each $1,000 face value debenture is convertible, at the sole discretion of the bondholder, into 2,000 shares of common stock. Additionally, each $1,000 face value debenture includes 1,000 warrants which are convertible into 1,000 shares of common stock at $1.25 per share. The warrants are non-detachable and expire on July 31, 2004. Through
        June 30, 2001, the Company received proceeds from the sale of the debentures totaling $82,500. Subsequent to June 30, 2001, the Company raised an additional $60,000 from the sale of the debentures bringing the total proceeds to $142,500. The Company incurred debt issuance costs in the amount of $48,013. The Company is no longe offering the sale of these debentures. No amounts of the notes or warrants were converted by bondholders through June 30, 2001.

                                MED GEN, INC.
                                -------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                   FOR THE NINE MONTHS ENDED JUNE 30, 2001
                   ---------------------------------------

NOTE 3. CAPITAL STOCK
        -------------

        Under the terms of a Private Placement Memorandum dated May 21, 2001, the Company offered equity units at a price of $2.00 per unit for a total offering of $1,000,000. A unit consists of six shares of common stock, one Class A warrant and one Class B warrant. The Class A warrant is convertible into one share of common stock at $1.25. The Class B warrant is convertible into one share of common stock at $2.50. Both warrants are non-detachable and expire on July 31, 2004. Through June 30, 2001, the Company has issued 323,550 shares with 53,925 Class A warrants and 53,925 Class B warrants attached. Proceeds through June 30, 2001 totaled $71,512 net of $36,338 in stock offering costs. No warrants were converted by these shareholders through June 30, 2001.

        On June 5, 2001, the Company issued 170,000 shares of common stock to various unrelated parties in satisfaction of certain liabilities. Every two shares of common stock include a non-detachable warrant which is convertible into one additional share of common stock at $1.00 per share. The warrants expire July 31, 2004. No warrants were converted by these shareholders through June 30, 2001. During June 2001, 500,000 options were exercised for $25,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

Three months ended March 31, 2001 compared to three months ended
March 31, 2000

RESULTS OF OPERATIONS

For the 2001 fiscal third quarter ended June 30, 2001, Sales more than tripled to $845,026 from $264,876 for an increase of 219%. Gross Profit was $$508,061 in the current quarter against $223,683 in the comparable year ago quarter. Gross Margins declined to 60% from 85% reflecting changes in the sales mix and increases in product costs during the quarter.

Operating expenses increased by 35% from $330,525 to $448,849 resulting in an Expense Margin of 53% in the current quarter versus an Expense Margin of 125% in the comparable year ago quarter. The Company reported net income in the current quarter of $51,284 versus a loss of $108,250 in the year ago quarter. Management anticipates continuing profitability due to increased sales to the domestic market and ramping up its other product lines through the same distribution network.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at the end of the quarter decreased by $6,045 from the quarter ended March 31, 2001. Working capital increased by $288,510 in the current quarter to $517,036 from $228,526 on March 31, 2001. The Company feels it has sufficient cash resources, receivables and cash flowto provide for all general corporate operations in the foreseeable future.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Med Gen, Inc.
                                       (Registrant)


Date: August 9, 2001                   By:__/s/Paul B. Kravitz_______
      -----------------                   Paul B. Kravitz
                                          Chief Executive Officer



Date: August 9, 2001                   By:__/s/Paul S. Mitchell______
      -----------------                   Paul S. Mitchell
                                          President