Form 10KSB
period 2001-09-30
MED GEN INC
filed 2001-12-20
CIK 1045707

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                FORM 10-KSB


              Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934


                      Date of Report: September 30, 2001
                                      ------------------

                                 MED GEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEVADA                                        65-0703559
------------------------                 ------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification No.)

7284 W. Palmetto Park Road, Suite 106, Boca Raton, Florida          33433
----------------------------------------------------------        ----------
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number:	(561) 750-1100
                              -------------------


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended September 30, 2001 were $2,275,607. As of September 30, 2001, Registrant had 8,073,916 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $1,019,876. This calculation is based upon the 5,665,980 shares held by non-affiliates and a price of $0.18 per share, which was the bid price at the close of trading September 28, 2001. Transitional
Small Business Disclosure Format (check one).     Yes [ ]  No [X]

TABLE OF CONTENTS                                               PAGE
-----------------                                               ----


                                  PART I
                                  ------

Item 1    Description of Business                                  3

Item 2    Historical Quarterly Operating Results                   4

Item 3    Description of Products                                  4

Item 4    Competition, Market Share and Industry Environment       8

Item 5    Description of Property                                 11

Item 6    Legal Proceedings                                       11

Item 7    Submission of Matters to a Vote of Security Holders     11

                                 PART II
                                 -------

Item 8    Market for Registrant's Common Equity and Related
          Stockholder Matters                                     11

Item 9    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     12

Item 10   Financial Statements                                    14

Item 11   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                     14

                                PART III
                                --------

Item 12   Directors, Executive Officers, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act       14

Item 13   Executive Compensation                                  15

Item 14   Security Ownership of Certain Beneficial Owners and
          Management                                              16

          Financial Statements and Notes
            to Financial Statements                             17 - 39

                                  PART I
                                  ------

ITEM 1   DESCRIPTION OF BUSINESS
         -----------------------

Company Background
------------------

Med Gen, Inc. (the "Company") was established under the laws of the State of Nevada in October 1996. Executive offices are located at 7284
W. Palmetto Park Road, Suite 106, Boca Raton, Florida 33433. The Company's phone number is (561) 750-1100. The Company currently operates two Web sites: www.medgen.com and www.snorenz.com. The Company's common stock trades on the OTC Bulletin Board under the symbol "MGNI.OB"

The Company was established to manufacture, sell and license healthcare products, specifically to the market for alternative therapies (health self-care). One out of two households practice some form of alternative therapies. Industry observers estimate this market's size at $27 billion a year, a level of consumer expenditure almost triple the level of expenditure in 1990. The two most prominent factors contributing to this robust growth are (i) increased levels of education among consumers; and (ii) changing patterns of primary care (both in cost and in delivery).

The Company's flagship product has been SNORenz[R], a throat spray which reduces or eliminates the sounds ordinarily associated with snoring. SNORenz[R] is free of artificial colors, flavors or preservatives. Its patented ingredients, technology and Liposomer manufacturing process, delivers consistent and measured droplet spray mists directly to the back of the throat, lubricating the uvula and soft palate that vibrate with each breath. Each application lasts about six to eight hours. Moreover, the all-natural peppermint taste further provides the satisfaction of fresher morning breath.

SNORenz[R] is currently sold through a number of Fortune 100 retailers representing a marketing network in excess of 25,000 stores nationwide. The Company has accelerated its timetable to introduce additional products that either deploy its proprietary technology or otherwise address the $27 billion Alternative Therapy Market: (i) 4in1[TM], a topical analgesic for joint and muscle aches; (ii) Snore Quell[TM], GlucoFree snoring relief for people with Type-2 diabetes; and
(iii) ComfortCare[TM], a line of pain relief products that are topically-applied magnetic compression wraps.

Prior to fiscal year 2001, the Company lacked the capital necessary to successfully market all four products and due to the costs associated with entering the retail markets in the health and nutrition industry, the Company opted to concentrate its entire resources heretofore on the launch of its flagship brand, SNORenz[R]. Given early successes with selected retailers in the first quarter of fiscal 2002, the Company has accelerated the planned introduction of ComfortCare[TM] to its second fiscal quarter (January-March 2002), Snore Quell[TM] to the third fiscal quarter (April-June) and 4in1[TM] to the fourth fiscal quarter (July-September).

Initial development of the SNORenz[R] product was completed in the spring of 1997, when several test infomercials were produced and aired with modest success. Changes were then made in the formulation, the label design and the spray applicator. The newly designed product was introduced in the fall of 1998, and sales grew modestly until an infomercial featuring the Company Chairman and Chief Executive, Paul
B. Kravitz, began airing in the Spring of 1999 (April-June), significantly increased sales and resulted in a materially higher level of earnings.

ITEM 2   HISTORICAL QUARTERLY OPERATING RESULTS
         ---------------------------------------


                                  GROSS        PRETAX     EARNINGS (LOSS)
                        SALES     PROFIT       INCOME        PER SHARE
                        -----     ------       ------     ---------------
                        --------000's Omitted--------
Fiscal  Year 1999
-----------------
First Qtr (DEC)         $ 179      $ 100       $  35          $ 0.02
Second Qtr (MAR)          190         93        ( 75)          (0.04)
Third Qtr (JUN)           798        449         215            0.08
Fourth QTR (SEP)          237         81        (284)          (0.10)
                        -----      -----       -----          ------
       Year             1,404        723        (109)          (0.04)

Fiscal Year 2000
----------------
First Qtr                 508        345          36            nil
Second Qtr                377        291          30            nil
Third Qtr                 265        224        (108)          (0.02)
Fourth Qtr                369        222        (138)          (0.03)
                        -----      -----       -----          ------
       Year             1,519      1,082        (181)          (0.05)

Fiscal Year 2001
----------------
First Qtr                 405        278          30            0.01
Second Qtr                362        271        ( 82)          (0.02)
Third Qtr                 845        508          51            0.01
Fourth Qtr                664        413      (1,414)          (0.27)
                        -----      -----       -----          ------
       Year             2,276      1,470      (1,515)          (0.27)



ITEM 3   DESCRIPTION OF PRODUCTS
         -----------------------

SNORenz[R]
----------

SNORenz[R] is an original and innovative entry into the anti-snoring industry. Never before has a company introduced a liquid throat spray to prevent or quiet the noise of snoring. The Company was awarded a patent on the ingredients and formula during fiscal 2001 (on February 13, 2001, to be precise). The medical and psychological communities have studied the causes and symptoms of sleep deprivation for many years.

Sleep clinics can be found internationally at the largest hospitals and universities, and there is a large body of published work on the subject of snoring. It has been documented in clinical tests that much of sleep deprivation is caused by snoring. Not only is the snorer disturbed, but those within close proximity of the noise are disturbed as well. As the muscles relax during sleep, air flows in and out of the mouth causing the vibration of the tongue, soft palate and uvula which produces the sound commonly referred to as snoring.

Traditional snoring remedies include surgical procedures, mechanical devices and dental appliances. During surgery, portions of the vibrating tissue are cut away by scalpel or laser in an attempt to remove the noise-making tissues. This type of procedure is painful, takes months to heal, and may not offer a long-term solution. Mechanical devices primarily attempt to increase the volume of air or create positive air pressure using some type of breathing apparatus connected to an air pump. This is not only uncomfortable, but also limits one's sleeping positions. Dental appliances also attempt to increase the volume of air by expanding the opening of the mouth or by repositioning the lower jaw and/or the tongue to decrease the vibration effect. Again, wearing one of these is not the most comfortable way to sleep. The costs of these methods can be considerable and may not be covered by basic medical insurance programs.

Snoring is a problem that affects over 60% of males and 40% of females. In the United States alone, it is documented that there are over 94 million people who suffer with and from the effects of snoring. Snoring causes a poor quality of sleep. The medical implications of snoring usually are not life threatening, except for a malady called Sleep Apnea, which is not as yet curable. Therapy has been increasing in response to demand to solve the side effects of snoring noise.

Experiments with weight loss, the avoidance of alcoholic beverages and the changing of sleep positions have largely proven ineffective. Sufferers who demand some relief are now seeking more aggressive methods. Invasive surgery, continuous positive airway pressures
(PAP), or other "appliances" are currently being used. These methods have had variable success in improving the quality of sleep and reducing snoring. Due to the discomfort and cost of these methods, less invasive and alternative solutions are now being evaluated. SNORenz[R] is among those alternatives.

The Biotechnology underlying Med Gen's Products
-----------------------------------------------

One of the most promising of all these new methods is the use of a natural blend of oils and vitamins specially formulated to be used as a spray. After years of research, such a product was developed by a medical specialist in Brazil with encouraging initial results. The Company acquired this technology, the trade secrets and proprietary formulations for worldwide commercial marketing. The Company has spent considerable capital, management time and other Company resources to further improve the delivery of this spray by using, as its manufacturing technology, the patented technology called Liposomer, which enables the blend of oils to remain equally disbursed and suspended in a vesicle in solution. This and other trade secrets comprise the underlying biotechnology of SNORenz[R].

In other words, there is never a need to shake the bottle as the solution is permanently blended. The Company intends to market other over-the-counter products for alternative therapies, such as 4in1[TM] and Snore Quell[TM].

By way of explanation, Lipoceuticals are liposomes in a multiphasic system that contains an active ingredient in each phase. The ability to encapsulate a variety of lipophilic and hydrophilic ingredients, peptides and proteins are the obvious advantages needed to enhance delivery, improve quality and sustain product performance of SNORenz[R]. This technology is far superior and much more expensive than other emulsion type delivery systems and insures the highest possible quality available in the market today.

The advantages and benefits of this technology and delivery system are that the SNORenz[R] LipoSpray is absorbed transmucosally to provide systemic distribution; has a higher concentration of active ingredient in the mucosal tissue; has longer residence time of active ingredient in the mucosal tissue; and, has a high encapsulation rate for improved performance of the active ingredient. It also has greater bioavailability, which means that it has faster onset of effect, greater overall absorption, sustained administration, improved convenience and no pills, water or swallowing problems.

SNORenz[R] attempts to reduce or eliminate the sounds associated with snoring by simply lubricating the vibrating tissues in the throat with a combination of five natural oils, vitamins, and trade secret trace ingredients. The product is formulated to adhere to the soft tissues in the back of the throat for an extended period of time, and may be reapplied as needed. Clinical studies, "Double Blind" studies and scores of testimonials and repeat sales indicate a high level of success for SNORenz[R] users. SNORenz[R] is not effective where users have consumed a large amount of alcoholic beverages shortly before application, as the alcohol tends to break down the chemical bonds of the natural oils. It should also be noted that SNORenz[R] is not a cure for APNEA, a condition for which there is no known cure. SNORenz[R] carries a 30-day money back guarantee. The Company has experienced negligible product return rates over the past two fiscal years.

4in1[TM]
--------

4in1[TM] (formerly sold as PAINenz[TM]), a recently commercialized product in the Company's family of products, is a topical analgesic sold over-the-counter. It significantly reduces the pain common to arthritis sufferers, normal aches and pains due to exercise and other muscle stress, simple backache pain and muscle sprains. The product comes in a roll-on applicator. The market for over-the-counter pain relief products is estimated to exceed $2.5 billion per year.

The active ingredients in 4in1[TM] are, Glucosamine, Chondroitin, Cetyl Myrist Oleate(CMO) and Capsaicin (kap SAY ih sihn), a derivative of the hot pepper plant. When applied as an external analgesic, Capsaicin depletes and prevents reaccumulation of substance P in peripheral sensory neurons. Substance P is found in slow-conducting neurons in the outer and inner skin layers and joint tissues, and is thought to be the primary chemical mediator of pain impulses from the periphery to the central nervous system. By depleting substance P, Capsaicin renders skin and joints insensitive to pain since impulses cannot be transmitted to the brain.

Capsaicin has been approved by the United States Food and Drug
Administration ("FDA") for use without a prescription in topical preparations marketed for the temporary relief of pain from arthritis, or for the relief of minor aches and pains of muscles and joints.
Information on both Capsaicin and Liposome is available on the Internet (www.capsaicin.com and www.liposomes.com ).

Snore Quell[TM]
---------------

Snoring turns restful slumber into a nightmare for sleep-deprived partners. Its distress has been clinically shown to aggravate blood sugar levels of people with diabetes, especially at nighttime when glucose levels are hard to detect. GlucoFree Snore Quell[TM] is sugar-free and can be used as a diabetic-friendly alternative to alleviate disturbing snoring noises, along with the related effects due to sleep-deprivation and elevated glucose levels. The formula is a basic redesign of SNORenz[R] and thus is a proven snoring noise reducer and at times, eliminator. Approximately 16 million adults have Type-2
Diabetes in the USA; another 13 million suffer from Impaired Fasting Glucose Symptoms.a precursor to the advent of Type-2 Diabetes.
Industry observers estimate that there will be 70 million adults with Type-2 Diabetes by 2010 spending in excess of $1 billion annually on ethical drugs, however, the annual expenditure on Type-2 Diabetic-friendly alternatives has not been effectively measured.

ComfortCare[TM] (Compression Support with Magnets)
--------------------------------------------------

Compression with magnets is designed to provide relief of minor physical discomfort that originate in stress or strain from repetitive actions and vigorous movements associated with workplace, at-home, or energetic activities. Each magnet compression wrap (fitment) is designed for application to a specific body part (back, knee, elbow, wrist, ankle and foot-insole.six components within this product line). Absorbtek fabric in intersliced within each fitment to absorb and vent moisture in addition to providing anti-microbial protection. Med Gen is the first company to have packaged such a combination of benefits under one product label---and has just received clearance from the FDA to market all six product components based on its Section 510(k) pre-market notification submission to that Agency. Industry observers estimate sales of magnetic products approximate $600 million annually.

Marketing
---------

SNORenz[R] is currently sold over the counter by more than 25,000 retail stores nationwide and approximately 5,000 stores outside the USA. A partial list of retailers that carry SNORenz[R] in the United States are: Ahold USA; Albertsons Supermarkets, American Stores (a division of Albertsons which includes Jewel Stores, Jewel T Stores, Osco Drugs and Sav-On Drugs), Brooks Pharmacy, Dillon Stores (a division of Kroger), Discount Drug Mart, Fedco, Genovese Drug, Giant Eagle, Hannaford Brothers, Kmart, Longs, Wakefern Food, Walgreen and Wal-
Mart.

Distribution Agreement
----------------------

SNORenz[R], 4in1[TM] and Snore Quell are all manufactured by contract manufacturers under secret and protected manufacturing agreements signed on behalf of the Company. Through a distribution agreement a principal of a manufacturer and the Company's two principals share patent rights to the formulas. The Company's ComfortCareT line of Compression Wrap Magnets are manufactured under a special Agreement with the manufacturer in China.

Not including international sales generated from its Internet site, the Company has distributors to sell its alternate brands of the snoring spray in Canada, the United Kingdom, Germany, France, Switzerland, Portugal, Turkey, Australia, New Zealand, Japan, China and Korea. The Company fully expects to be able to piggyback additional products through this international distribution network in the near future.

ITEM 4   COMPETITION, MARKET SHARE AND INDUSTRY ENVIRONMENT
         --------------------------------------------------

Chicago-based Information Resources Inc. (IRI) is arguably the seminal research organization regarding consumer products research. The category, Sleeping Remedies, is a $161 million market. In 1998, a sub-category, Sleeping Aids-Liquids, was created.

The data available for this category is for the 52 week period through July. In general, the Liquids category approximates only 1% of the overall category, however, as illustrated in the table below, it is growing at 103%. As of the date of this data, it is factually correct to state that Med Gen has a commanding 78% share of this market. At the same time, SNORenz[R] exhibits actual sales growth at a 50% faster clip. Indeed, were it not for SNORenz[R], the product category Sleeping Aids-Liquids would not be growing at all. Based upon Med Gen's accelerated sales growth since July, Med Gen's penetration of this consumer product market has increased, probably substantially.

                                    Sales, 52 weeks            Change from
                                    To July 31st                Year Ago
CATEGORY:                           ---------------            -----------
    Sleeping Remedies               $ 161,402,200                   6.5%
    Sleeping Aids-Liquids               1,492,934                 103.2%
Brands:
    SNORenz[R]                          1,171,397 (78.4%)         149.7%
    Private Label Brands                  221,225                   0.0
    SNORP Sleeping Aid Liquid              41,032                 (81.6)%
    Elix Sleeping Aid Liquids              25,927                   2.0%
    Y-Snore Sleeping Aid Liquids           21,767                 359.5%

    SNORE Stop Liquid                      14,637                   0.0
    Nature's Way     Silent Night           2,911                 (20.9)%
    Aromafloria Sleeping Aid Liquid         2,211                   1.6%
    EKO Sleeping Aid                        1,023                   5.3%
    Serenitas Sleeping Aid Liquid             362                 (71.4)%

SNORenz[R] alone:  $ 1,171,397
Brands # 2 - #10:  331,095 (Brands 2 through 10 = 28% of SNORenz[R] alone)

Source: IRI (312-726-1221)

Dominant Customers
------------------

In fiscal year 2001, the Company's three largest customers were Wal-Mart, Walgreen and Kmart which collectively represented 40% of the Company's annual sales that year. The Company's three largest customers in fiscal year 2000 were Nutrition for Life, Vello Scandinavia and Albertsons and represented 43% of annual sales that year. In fiscal year 1999, Tru-Vantage International, Nutrition For Life, and Passion For Life were the Company's three largest customers and represented over 86% of the Company's annual sales that year.
Over the past three years, not only has the Company broadened its customer base but has improved upon the caliber and size of retailer handling its product(s). As the Company matures, management does not believe that any one customer will represent more than 5% of total sales. Hence, the top three customers are unlikely to account for more than 15% of consolidated sales volume for FY 2002.

Internet Sales
--------------

With the conversion of the Company's marketing strategy in 1999 from Direct Marketing to consumer retail store sales, Internet pricing was dramatically reduced by 50% to be consistent with unit pricing in the retail network. Therefore, although unit sales remained steady, and have even slightly increased, dollar sales have dropped. The Company operates two e-commerce web sites, www.snorenz.com and www.medgen.com. Orders from these sites average over $15,000 per month in retail sales. Future enhancements to the Company's web sites are planned.

The Company expects to show steady and important increases in future sales on its internet site. During the second quarter of fiscal 2002 (January to March), the web site will be re-designed to increase "user friendly" utilization and to offer new company products. In addition, the company has appointed an executive to head-up the Internet Sales so that there will be a concentrated effort made in this important media. Investor Relations will also be included and enhanced on the web site with more frequent up-dates than previously given. Although no sales figures can be given or estimated, the Company expects that these efforts will produce substantial increases in e-commerce sales in fiscal 2002.

Patents, Trademarks and Licenses
--------------------------------

The name "SNORenz" is a registered trademark of the Company with the United States Patent and Trademark Office (Reg. No. 2,210,381 - 12/15/98). An application for trademark of the name "Snore QuellT", "4in1[TM]" and ComfortCareT has been made. The Company has also taken steps to trademark its product names and safeguard its formulations internationally.

Government Regulation
---------------------

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products may be subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. The Company's products may also be regulated by various agencies of the states and localities in which

Med Gen products will be sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, OTC and prescription drugs and cosmetics.

The regulations that are promulgated by the FDA relating to the manufacturing process are known as Current Good Manufacturing Practices ("CGMPs"), and are different for drug and food products. The FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, OTC drugs, cosmetics and foods. FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady.

Governmental regulations in foreign countries where the Company may sell its products may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation, of certain of our products. In addition, the Company cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on the Company.

Federal Trade Commission
------------------------

The Company's product packaging and advertised claims strictly adhere to Federal Trade Commission regulations and guidelines. The FTC has been conducting an investigation as to a customers claims and its own claims and packaging. The Company expects the result of this investigation to be completed by the second quarter, and since it has already cooperated with the FTC in revamping and redesigning its packaging and labels with "APNEA" warnings that meet all new compliance issues does not expect any further or significant claims to result from this investigation. Failure to follow such regulations could lead to fines, suspension of sales, or product recalls. The Company intends to comply with all government regulations, both in domestic and foreign markets, regarding the distribution and marketing of its product lines.

Reports to Security Holders
---------------------------

The Company periodically prepares and publishes News Releases and other significant reports that are deemed newsworthy. These reports are sent to Business Wire for wide distribution. In addition, shareholder reports are mailed to all shareholders, as the Company deems necessary. Notices of yearly shareholders' meetings, proxy statements and events of this nature are distributed with the help of Liberty Transfer Company, the Company's transfer agent, and with information obtained from ADP Investor Communication in regard to street name accounts.

Employees
---------

The Company currently has nine full-time employees. Paul Kravitz is the Chairman and Chief Executive Officer of the Company; Paul S. Mitchell is President, Treasurer and Chief Operating Officer; Tom Heysek is VP Finance and Chief Compliance Officer; and Jack Chien is Chief Financial Officer.

The Company has entered into employment agreements with Mr. Paul B. Kravitz and Mr. Paul S. Mitchell. Both Employment Agreements provide for 5 year automatically renewable terms, buyout provisions and other normally included terms. The Company has no other Employment Agreements with any of its executives and will only gradually add support staff as prudently needed to accommodate future growth domestically and expansion overseas. The Company out-sources the manufacture of its products and relies upon distributors and brokers to sell its products; hence, it is unlikely the corporate office will number more than one dozen employees.


ITEM 5.  DESCRIPTION OF PROPERTY
         -----------------------

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

ITEM 6.  LEGAL PROCEEDINGS
         -----------------

The FTC, as a result of claims against one of the Company's customers, opened up an investigation into the claims made by the Company on its packaging and labels. The Company has substantially answered these claims by re-doing its packaging and labels to conform to the suggested guidelines given to it by the FTC. The Company expects this investigation to be settled before the end of the second fiscal quarter of fiscal year 2002.

The Company is being sued by its former Master Distributor, Global Health Laboratories Inc., ("GHL") after GHL was terminated due to a breach of its contract with the Company. The Company believes this lawsuit is without merit, has filed for a dismissal and will vigorously defend against this action, should there be an action. A counter-claim is being contemplated.

The Company does not know of any other pending or threatened lawsuits.

ITEM 7.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.


                               PART II
                               -------

ITEM 8.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

As of September 30, 2001, there were approximately 82 Common Stock shareholders consisting of both registered shareholders and those being held by the Deposit Trust Corporation in street name. Of the 8,073,916 shares outstanding, 2,407,936 were restricted and 5,665,980 were non-restricted. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MGNI.OB". Shares first began trading on the OTC Bulletin Board in May of 2000 (prior to May, the Company's Common Stock was traded in the Pink Sheets).

The following table sets forth the high and low bid prices by month for the Company's Common Stock for fiscal years 2000 and 2001. The following high and low bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Common Stock: Historical Price Data
-----------------------------------

	Fiscal 2000:
        ------------
                                                  High Bid       Low Bid
                                                  --------       -------
October         1999                               0.4375        0.3125
November        1999                               0.40625       0.3125
December        1999 (end first quarter)           0.375         0.28125
January         2000                               0.4375        0.28125
February        2000                               0.375         0.05
March           2000 (end second quarter)          0.125         0.05
April           2000                               0.1875        0.05
May             2000                               0.25          0.10
June            2000 (end third quarter)           0.375         0.125
July            2000                               0.375         0.1875
August          2000                               0.1875        0.15625
September       2000                               0.1875        0.15625

	Fiscal 2001
        -----------

October         2000                               0.312         0.15625
November        2000                               1.01          0.16
December        2000 (end first quarter)           1.01          0.19
January         2001                               1.03          0.25
February        2001                               1.375         0.51
March           2001 (end second quarter)          1.00          0.343
April           2001                               0.45          0.22
May             2001                               0.55          0.25
June            2001 (end third quarter)           0.55          0.33
July            2001                               0.46          0.27
August          2001                               0.37          0.22
September       2001                               0.33          0.175

On September 28, 2001, the bid price of MGNI shares was $0.18 and the asked price was $0.21.

The transfer agent for the Company's Common Stock is Liberty Transfer Co., 191 New York Ave, Huntington, NY 11743-2711 Tel. (631) 385-1616.

ITEM 9 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         -----------------------------------------------------------

Results of Operations
---------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ------------------------------------

Operating Results, Fiscal Year 2001 versus Fiscal Year 2000
-----------------------------------------------------------

Sales for the fiscal year ended September 30, 2001 increased 49.8% to $2,275,607 from $1,519,336 in sales last fiscal year. Gross Profit of $1,469,563 increased 35.8% in fiscal 2001, up from $1,082,078 last fiscal year. Total operating expenses include Non-Cash Compensation for stock and stock option issuance and increased 131.5% to $2,971,417 in fiscal 2001.

The cash-only portion of expenses increased 68.4% to $2,067,232 as compared with $1,227,850 from the previous fiscal year. The increase in Selling, General and Administrative expenses of $852,353 was mainly due to a "gearing up" of staff, telecommunications and computer technology, all of which are necessary to (i) operate at a higher level of sales volume, (ii) meet the data transmission requirements for Wal-Mart, K-Mart and Walgreen and (iii) commercialize international markets (Europe, Asia and Australia).

Non-Cash Stock Compensation was $904,185 in fiscal 2001 versus $31,758 last fiscal year. This compensation was for stock in lieu of salaries, consultant fees and expenses in exchange for professional services rendered, both domestically and overseas. Legal expenses decreased $12,971 to $218,249 in fiscal 2001. Interest expense increased to $13,014 in fiscal 2001 versus $3,785 the fiscal year before. For the full 2001 fiscal year, the Net Loss was $1,514,868, or $0.27 per share versus a Net Loss in fiscal year 2000 of $181,315 or $0.05 per share.

Liquidity and Capital Resources
-------------------------------

Cash on hand at the end of fiscal 2001 increased by $7,960 from fiscal 2000. Current Assets increased $353,946 to $820,560 of which $433,609 are current account receivables and all due within the next 90 days. Current Liabilities increased $703,898 to $1,133,071. Net Working Capital declined $275,070. The Company has negotiated a $1,000,000 credit facility collateralized by the Company's accounts receivable. The Company maintains significant cash resources reflecting this credit facility, increased sales and growing accounts receivable to provide for all general corporate operations in the future.

The Company believes FY 2002 will be a commercially robust year, with additional customers domestically reducing our three largest customers to no more than 15% of sales (from 40% currently), and garnering market share in newly emerging markets overseas. In order to prepare the balance sheet foundation to accommodate this growth, the Company has written-off more than $100,000 in accounts receivable, quintupled the Allowance for Doubtful Accounts (to $60,000) and developed alternative manufacturing capabilities (to ensure timely product delivery without capitalizing these expenses) to ensure uninterrupted growth.

Accordingly, management believes its balance sheet is conservatively capitalized.

Forward Looking  Statements
---------------------------

When used throughout in this Form 10-KSB filing, the words "believe", "should", "would" and similar expressions that are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the next fiscal year, the Company's beliefs and its views about the long-term future of the industry and the Company, its suppliers or its other strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission ("SEC") filings, unforeseen circumstances or events could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10-KSB filing.


ITEM 10.   FINANCIAL STATEMENTS
           --------------------

The Financial Statements that constitute Item 10 appear at the end of this report (page 17).

ITEM 11.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ---------------------------------------------

           None.

                                PART III
                                --------

ITEM 12.   DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS
           --------------------------------------------------

     Name                Age                  Position
     ----                ---                  --------
Paul B. Kravitz          69         Chairman; Chief Executive Officer
                                    and Director
Paul S. Mitchell         48         President, Treasurer, Chief Operating
                                    Officer and Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors ("Board) and, subject to existing employment and consulting contracts and agreements, serve at the discretion of the Board. The Company intends to conduct an annual shareholders meeting in accordance with Nevada state law at its principal office location at 7284 West Palmetto Park Road, Boca Raton, Florida during which Messrs. Kravitz and Mitchell will stand for re-election as Directors.

Paul B. Kravitz (69) is Chairman and Chief Executive Officer. He has been a member of the Board of Directors since company inception. Prior to founding Med Gen, Mr. Kravitz was the President and CEO of a public company (AppleTree Companies) engaged in the manufacture and distribution of food supplies to convenience stores in 24 states. Annual Sales exceeded $38 million. Mr. Kravitz retired from that company in 1996.

From 1986 until 1992, Mr. Kravitz was the CEO and principal shareholder of The Landon Group, a financial services company. In 1990/1991, Mr. Kravitz through the Landon Group) was also appointed Chairman of the Southeast Bank's Leasing Division, an appointment made by the Federal Deposit Insurance Corporation which was in the process of liquidating that bank. From 1960 until the mid-1980's, Mr. Kravitz was the CEO of several furniture companies (American Furniture Company, Inc., and Furniture Resources International, Inc.) whose operations encompassed manufacturing of and marketing to retail showrooms nationwide. Mr. Kravitz is a graduate of Boston University with a BS Degree. Mr. Kravitz is a veteran of the Korean War and served honorably as an officer in the United States Air Force. Mr. Kravitz was honorably discharged in 1955 and was retired as a 1st Lt. USAF in 1972 after 20 years of reserve service.

Paul S. Mitchell (48) is the President and Chief Operation Officer. He has also been a Director of the Company since 1997. In 1995, Mr. Mitchell sold his food services company (the Sandwich Makers) to AppleTree, becoming that company's Chief Operating Officer. From $135,000 in sales in 1987, sales had increased to almost $5 million by the time it was sold to AppleTree. Prior to 1987, Mr. Mitchell worked for Tasty Baking Company based in Pennsylvania, and for whom he held several positions nationwide.


ITEM 13.   EXECUTIVE COMPENSATION
           ----------------------

The following table shows that for the fiscal years ended September 30, 1999, September 30, 2000 and September 30, 2001 the cash and other compensation paid to each of the executive officers and directors of the Company.

                         Annual Compensation
                         -------------------

Name and                                Other          Award         Other
Position Held   Year    Salary  Bonus   Compensat'n    Restricted    Stock
                                                       Stock         Awards
---------------------------------------------------------------------------

Paul B.         2001     -0-     -0-    Options(1)      -0-           -0-
Kravitz,
Chairman &      2001    9,000    -0-       -0-        100,000         -0-
CEO,
Director        1999     -0-     -0-       -0-          -0-           -0-
---------------------------------------------------------------------------
Paul S.         2001     -0-     -0-    Options(2)      -0-           -0-
Mitchell
President &     2000    9,000    -0-       -0-        100,000         -0-
COO,
Director        1999     -0-     -0-       -0-         88,968         -0-
---------------------------------------------------------------------------


---------------------------
(1) Options to purchase 1,000,000 shares of common stock for a period of five years at a purchase price of $0.30 per share.compensation in lieu of salary.

(2) Options to purchase 1,000,000 shares of common stock for a period of five years at a purchase price of $0.30 per share.compensation in lieu of salary.

ITEM 14.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT
           ---------------------------------------------------


----------------------------------------------------------------------------
    (1)                 (2)                   (3)                 (4)
----------------------------------------------------------------------------
                Name and Address of    Amount and Nature
Title of Class  Beneficial Owner       of Beneficial Owner  Percent of Class
----------------------------------------------------------------------------
                Paul B. Kravitz
Common Stock    4320 NW 101 Drive         1,203,968[3]           14.91%
                Coral Springs, FL 33065
----------------------------------------------------------------------------
                Paul S. Mitchell
Common Stock    7284 W. Palmetto Pk Rd    1,203,968[4]           14.91%
                Boca Raton, FL  33433
----------------------------------------------------------------------------
Directors and Executive Officers
as a group (2 persons)                    2,407,936              29.82%
----------------------------------------------------------------------------


(3)  Di-Su Holding Corp. holds 1,896,000 Common shares, of which
     Mr. Kravitz is a 50% owner. Mr Kravitz also holds 255,968 Common shares in his name. All shares are restricted and subject to Rule 144.

(4)  Di-Su Holding Corp. holds 1,896,000 Common shares, of which
     Mr. Mitchell is a 50% owner. Mr. Mitchell also holds 255,968
     Common shares in his name. All shares are restricted and subject to Rule 144.


                             SIGNATURES
                             ----------

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



MED GEN, INC.
-------------
(Registrant)


Date: December 19, 2001



By:    /s/ Paul B. Kravitz
   -------------------------------
            (Signature)

          Chairman and CEO
   ----------------------------------
        (Print name and title
          of signing officer)

                                MED GEN, INC.
                                -------------

                            FINANCIAL STATEMENTS
                            --------------------

                             SEPTEMBER 30, 2001
                             ------------------

                                MED GEN, INC.
                                -------------


                               C O N T E N T S
                               ---------------


Independent Auditor's Report......................................... 19

Financial Statements:

   Balance Sheet..................................................... 20

   Statements of Operations.......................................... 21

   Statement of Changes in Stockholders' (Deficit)................... 22

   Statements of Cash Flows.......................................... 23

   Notes to Financial Statements.....................................25-39

To The Board of Directors and Stockholders
Med Gen, Inc.


We have audited the accompanying balance sheet of Med Gen, Inc. as of September 30, 2001, and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc., as of September 30, 2001, and the results of its operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


RICHARD H. HARRIS & ASSOCIATES, P.A.


     /s/Richard H. Harris & Associates, P.A.


Fort Lauderdale, Florida
December 7, 2001

                                MED GEN, INC.
                                -------------

                                BALANCE SHEET
                                -------------

                              SEPTEMBER 30, 2001
                              ------------------

                                   ASSETS
                                   ------
CURRENT ASSETS
        Cash                                               $     7,987
        Subscription receivable                                 55,000
        Accounts receivable, net                               433,609
        Inventory                                              212,875
        Prepaid expenses                                        47,367
        Officer advances                                        10,908
        Other current assets                                    52,814
                                                           -----------
                Total current assets                           820,560

PROPERTY AND EQUIPMENT, net                                     48,586

INTANGIBLE ASSETS, net                                          13,339

SECURITY DEPOSITS                                               87,109
                                                           -----------
TOTAL ASSETS                                               $   969,594
                                                           ===========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                   ---------------------------------------

CURRENT LIABILITIES
        Accounts payable and accrued expenses              $   776,471
        Loans payable                                          150,000
        Notes payable                                           47,100
        Convertible debentures                                 159,500
                                                           -----------
                Total current liabilities                    1,133,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
	Preferred stock, $.001 par value
         5,000,000 shares authorized, -0-
         shares issued and outstanding                           -
	Common stock, $.001 par value
	 20,000,000 shares authorized,
	 8,073,916 issued and 8,063,916
         outstanding                                             8,074
        Additional paid-in capital                           2,947,860
        Accumulated deficit                                 (3,109,411)
                                                           -----------
                                                            (  153,477)
TREASURY STOCK - at cost, 20,000 shares                     (   10,000)
                                                           -----------
TOTAL STOCKHOLDERS' (DEFICIT)                               (  163,477)
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)              $   969,594
                                                           ===========



            See accompanying notes to the financial statements.

                                MED GEN, INC.
                                -------------

                          STATEMENTS OF OPERATIONS
                          ------------------------

                   YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                   ---------------------------------------

                                                      2001            2000
                                                  -----------     -----------

NET SALES                                         $ 2,275,607     $ 1,519,336

COST OF GOODS SOLD                                    806,044         437,258
                                                  -----------     -----------
GROSS PROFIT                                        1,469,563       1,082,078
                                                  -----------     -----------

OPERATING EXPENSES
        Non cash stock compensation                   904,185          31,758
        Selling, general and administrative         1,848,989         996,636
        Legal                                         218,243         231,214
                                                  -----------     -----------
                Total operating expenses            2,971,417       1,259,608
                                                  -----------     -----------
LOSS FROM OPERATIONS                               (1,501,854)     (  177,530)
                                                  -----------     -----------
OTHER (EXPENSE) INCOME
        Interest expense                           (   13,014)     (    3,785)
                                                  -----------     -----------
NET LOSS                                          $(1,514,868)    $(  181,315)
                                                  ===========     ===========

LOSS PER SHARE - BASIC AND FULLY
        DILUTED                                   $(      .27)    $(      .05)
                                                  ===========     ===========
WEIGHTED AVERAGE SHARES
	OUTSTANDING - BASIC AND FULLY
        DILUTED                                     5,599,267       3,664,181
                                                  ===========     ===========




              See accompanying notes to the financial statements.

                               MED GEN, INC.
                               -------------

               STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               -----------------------------------------------

                  YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                  ---------------------------------------

                                    COMMON STOCK
                                --------------------
                                                       PAID-IN         TREASURY       ACCUMULATED
                                  SHARES      AMOUNT   CAPITAL          STOCK           DEFICIT         TOTAL
                                ---------     ------  ---------       ---------      ------------    -----------

BALANCE, SEPTEMBER 30, 1999     3,256,716     $3,257  $1,508,134      $   -          $(1,413,228)    $    98,163

Issuance of shares for cash       340,000        340     120,910          -                  -           121,250

Issuance of shares for services   348,000        348      31,410          -                  -            31,758

Issuance of shares for payment
 of loan                          500,000        500      99,500          -                  -           100,000

Net (loss) for the year               -          -           -            -           (  181,315)     (  181,315)
                                ---------     ------   ---------      -------        -----------     -----------
BALANCE, SEPTEMBER 30, 2000     4,444,716      4,445   1,759,954          -           (1,594,543)        169,856

Issuance of shares for
 services                         901,500        901     164,209          -                  -           165,110

Issuance of shares for
 payment of loan                  170,000        170      84,830          -                  -            85,000

Exercise of stock options       2,285,000      2,285     140,965          -                  -           143,250

Repurchase of shares                  -          -           -        (10,000)               -        (   10,000)

Conversion of shares to
 debenture                      (  50,850)     (  51)  (  16,949)         -                  -        (   17,000)

Issuance of shares for cash       323,550        324     107,526          -                  -           107,850

Value attributed to options
 issued                               -          -        89,700          -                  -            89,700

Value attributed to repriced
 options                              -          -       617,625          -                  -           617,625

Net (loss) for the year               -          -           -            -           (1,514,868)     (1,514,868)
                                ---------     ------  ----------     --------        -----------     -----------
BALANCE, SEPTEMBER 30, 2001     8,073,916     $8,074  $2,947,860     $(10,000)       $(3,109,411)    $(  163,477)
                                =========     ======  ==========     ========        ===========     ===========



               See accompanying notes to the financial statements.

                                MED GEN, INC.
                                -------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                    YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                    ---------------------------------------

                                                   2001            2000
                                                -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                  $(1,514,868)    $(  181,315)
    Adjustments to reconcile (net
       Loss) to net cash (used in)
       operating activities:
        Write off of receivable from
         affiliates                                 116,235             -
        Depreciation and amortization                14,349          12,837
        Stock issued in repayment of
         short term loan                                -           100,000
        Stock issued for services                 1,015,726          31,758
        Allowance for doubtful accounts              50,000           5,000
    (Increase) decrease in:
       Subscription receivable                   (   55,000)            -
       Inventory                                 (  146,324)     (   35,495)
       Prepaid expenses                          (   36,874)     (   10,493)
       Accounts receivable                       (  221,209)     (  159,590)
       Deposits                                  (    6,799)         12,526
       Other current assets                      (   52,814)            -
     Increase (decrease) in:
       Cash overdraft                                   -        (    1,592)
       Accounts payable and accrued
         expenses                                   397,298         209,848
       Customer deposits                                -        (   38,428)
                                                 ----------      ----------
NET CASH (USED IN)
    OPERATING ACTIVITIES                         (  440,280)     (   54,944)
                                                 ----------      ----------
CASH FLOWS FROM INVESTING
    ACTIVITIES
    Purchase of treasury shares                  (   10,000)            -
    Purchase of property and equipment           (   14,048)     (   35,240)
    Increase in officer advances                        -        (   12,959)
    Increase in intangible assets                (   10,162)     (    7,036)
    Increase in due from related parties                -        (   27,771)
                                                 ----------      ----------
NET CASH (USED IN)
    INVESTING ACTIVITIES                         (   34,210)     (   83,006)
                                                 ----------      ----------




              See accompanying notes to the financial statements.

                              MED GEN, INC.
                              -------------

                          STATEMENTS OF CASH FLOWS
                          ------------------------

              YEARS ENDED SEPTEMBER 30, 2001 AND 2000 (CONTINUED)
              ---------------------------------------------------

                                                   2001            2000
                                                ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of
      common stock                                 107,850         121,250
    Proceeds from loans payable                    235,000             -
    Proceeds from note payable                         -            50,000
    Proceeds from convertible debentures           142,500             -
    Payments on note payable                    (    2,900)     (   33,273)
                                                ----------      ----------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                     482,450         137,977
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                      7,960              27

CASH AND CASH EQUIVALENTS -
    BEGINNING                                           27            -
                                                ----------      ----------
CASH AND CASH EQUIVALENTS -
    ENDING                                      $    7,987      $       27
                                                ==========      ==========
Supplemental Disclosures of
  Cash Flow Information:

    Cash paid during the year:
      Income taxes                             $       -        $      -
      Interest                                 $    10,945           3,785

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Issuance of common stock in
      payment of short term loan               $       -        $  100,000

    Common stock converted to debentures       $    17,000      $      -





               See accompanying notes to the financial statements.

                               MED GEN, INC.
                               -------------

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

                       SEPTEMBER 30, 2001 AND 2000
                       ---------------------------


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

        The Company also plans to offer additional products dealing with alternative nutritionals as well as other health related items.

        Inventory
        ---------

        Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or net realizable market value. Inventory at September 30, 2001 consisted of finished goods and packaging materials.

        Revenue Recognition
        -------------------

        Revenue is recognized when products are shipped and are presented net of returns.

        Property and Equipment
        ----------------------

        Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs which do not extend the life of the assets are expensed.

        Intangible Assets
        -----------------

        Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended September 30, 2001 and 2000 was $2,259 and $1,600, respectively.

                               MED GEN, INC.
                               -------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                         SEPTEMBER 30, 2001 AND 2000
                         ---------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

        Reclassifications
        -----------------

        Certain items included in the 2000 financial statements have been reclassified to conform to current year presentation.

        Depreciation and Amortization
        -----------------------------

        Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

                  Furniture and fixtures              7 years
                  Office and computer equipment       5 years
                  Computer software                   3 years
                  Leasehold improvements              5 years

        Income Taxes
        ------------

        Deferred tax assets and liabilities are classified in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), which generally requires the use of an asset and liability approach for financial accounting and reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

        Allowance for Doubtful Accounts
        -------------------------------

        The Company has established a reserve for certain accounts receivable for which it deems collection to be uncertain.
        The allowance for doubtful accounts was $60,000 and $10,000, at September 30, 2001 and 2000, respectively.

        Statements of Cash Flows
        ------------------------

        The Company considers all investments with an original maturity of three months or less to be cash equivalents.

                                MED GEN, INC.
                                -------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

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

        Advertising Costs
        -----------------

        Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $41,091 and $212,887 for the years ended September 30, 2001 and 2000, respectively.

        Segment Information
        -------------------

        The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company

                               MED GEN, INC.
                               -------------

                         NOTES TO FINANCIAL STATEMENTS
                         ----------------------------

                          SEPTEMBER 30, 2001 AND 2000
                          ---------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

        Segment Information (Continued)
        -------------------------------

        currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

        Stock-Based Compensation
        ------------------------

        The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair of the equity instruments, whichever is more reliably measurable.

        The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the proforma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

        Net Income (Loss) per Common Share
        ----------------------------------

        The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents, if any, are excluded from the computation if their effect would be anti dilutive.

                               MED GEN, INC.
                               -------------

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

                         SEPTEMBER 30, 2001 AND 2000
                         ---------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

        Recent Pronouncements
        ---------------------

        In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The implementation of SAB 101 did not have an impact on the company's operating results.

        In July, 2001, the Financial Accounting Standards Board
        (FASB) issued Statement of Financial Accounting Standards
        (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

        In July 2001, the Financial Accounting Standards Board
        (FASB) issued Statement of Financial Accounting Standards
        (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The provisions of the statement are effective for financial statements issued for fiscal years

                               MED GEN, INC.
                               -------------

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

                        SEPTEMBER 30, 2001 AND 2000
                        ---------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

        Recent Pronouncements (Continued)
        ---------------------------------

        beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

NOTE 2. PROPERTY AND EQUIPMENT
        ----------------------

        Property and equipment at September 30, 2001 consisted of the following:

                                                   2001
                                                ---------
   		   Furniture and office
                     equipment                  $  38,668
                   Computer equipment and
                     software                      42,902
		   Leasehold improvements	    3,700
                                                ---------
                                                   85,270
		   Accumulated depreciation
                     and amortization            ( 36,684)
                                                ---------
                         Total                  $  48,586
                                                =========

        Depreciation and amortization expense for the years ended
        September 30, 2001 and 2000 was $12,090 and $11,237,
        respectively.


NOTE 3. INCOME TAXES
        ------------

        The provision for income taxes consisted of the following:

                                                  2001            2000
                                                --------        --------

		Gross deferred tax asset	$491,830	$ 57,400

                Valuation allowance             (491,830)       ( 57,400)
                                                --------        --------
                Provision for income taxes      $  -0-          $  -0-
                                                ========        ========

        The difference between income taxes computed at the federal statutory rate and income tax expense results from the net operating loss.

                               MED GEN, INC.
                               -------------

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

                        SEPTEMBER 30, 2001 AND 2000
                        ---------------------------


NOTE 3. INCOME TAXES (CONTINUED)
        ------------------------

        The Company has federal and state net operating loss carryforwards of approximately $2,738,000 at September 30, 2001. These net operating loss carryforwards, if not used, will expire in the year 2016. Due to the uncertainty that the Company will generate sufficient income in the future to utilize the entire deferred tax asset, a valuation allowance has been recorded for the entire amount.

NOTE 4. LOANS PAYABLE
        -------------

        Loans payable at September 30, 2001 consisted of two unsecured loans of $100,000 and $50,000 bearing interest at 10% and 0%, respectively. On October 23, 2001, the $50,000 loan was refinanced into a formal note as more fully explained in note 11.

NOTE 5. NOTE PAYABLE
        ------------

        Note payable consists of a $50,000 revolving credit line bearing interest at 3% above the prime rate. This note is due on demand and is collateralized by substantially all assets of the Company and is personally guaranteed by an officer of the Company. On October 23, 2001, the note was paid in full.

NOTE 6. CONVERTIBLE DEBENTURES
        ----------------------

        Convertible debentures, as of September 30, 2001, provide for 8% annual interest payable semi-annually maturing July 31, 2002. Each 1,000 face value debenture is convertible into 2,000 shares of common stock. Additionally, each 1,000 face value debenture includes 1,000 warrants which are convertible into 1,000 shares of common stock at $1.25 per share. The warrants are non-detachable and expire on July 31, 2004.

                                MED GEN, INC.
                                -------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                         SEPTEMBER 30, 2001 AND 2000
                         ---------------------------


NOTE 7. STOCKHOLDERS' (DEFICIT)
        -----------------------

        Common Stock
        ------------

        During October, 1999 the Company's Board of Directors approved increasing the number of authorized common shares to 20 million.

	During March 2000, the Company issued 100,000 shares of its common stock for cash aggregating $31,250.

	During April 2000, the Company issued an aggregate of 328,000 shares of its common stock to certain employees and non-employees as compensation for services. The value ascribed to these shares of $25,518 was based on a discount from the quoted market price considering the restriction attached to the shares.

	During May 2000, the Company issued 500,000 shares of its common stock to repay a short term loan of $100,000.

	During August 2000, the Company issued 190,000 shares of its common stock for cash aggregating $70,000.

	During September 2000, the Company issued 50,000 shares of its common stock for cash aggregating $20,000.

	During September 2000, the Company issued 20,000 shares of its common stock to a consultant for services valued at $6,240.

        During January 2001 the Company issued an aggregate of 470,000 shares of its common stock to certain employees and non-employees as compensation for services. The value ascribed to these shares of $88,135 was based on a discount from the quoted market price considering the restrictions attached to the shares.

        During March 2001 a consultant to the Company exercised
        285,000 stock options at $.24 per share or $68,250.

        During June 2001 the Company repurchased 20,000 shares of its common stock for cash aggregating $10,000.

                                MED GEN, INC.
                                -------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                         SEPTEMBER 30, 2001 AND 2000
                         ---------------------------


NOTE 7. STOCKHOLDERS' (DEFICIT)
        -----------------------

        Common Stock (Continued)
        ------------------------

        During June 2001 the Company issued 170,000 shares of its common stock for the conversion of a loan aggregating $85,000. In conjunction with this issuance the Company issued 85,000 stock options convertible at $1.00 per share. These options expire during July 2004.

        During June 2001 the Company issued 323,550 shares of its common stock for cash aggregating $107,850.

        During June 2001 a consultant exercised 500,000 stock options at $.05 per share or $25,000.

        During August 2001 a consultant exercised 1,500,000 stock options for services valued at $50,000 and a stock subscription receivable of $55,000 which was subsequently paid in December 2001.

        During September 2001 a shareholder of the Company converted 50,850 shares of common stock into a debenture for $17,000.

        During September 2001 the Company issued 409,000 shares of its common stock to certain consultants for services valued at $71,575 and 22,500 shares of its common stock to an employee for services valued at $5,400. The value ascribed to these shares corresponds to the fair market value of the common shares on the date it was agreed that they would be issued.

        Options to Purchase Common Stock
        --------------------------------

        During December 2000 the Company issued 125,000 stock options exercisable at $.44 per share to certain consultants. These options expire during December 2003.

                                MED GEN, INC.
                                -------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                          SEPTEMBER 30, 2001 AND 2000
                          ---------------------------


NOTE 7. STOCKHOLDERS' (DEFICIT) (CONTINUED)
        -----------------------------------

        Options to Purchase Common Stock (Continued)
        --------------------------------------------

        During January 2001 the Company issued 430,000 stock options exercisable at $.25 per share to certain employees. These options expire during January 2004. The Company charged $38,700 to operations related to the issuance of these options based upon the difference between the fair market value of the stock on the date the options were granted and the exercise price of the options.

        During January 2001 the Company issued 1,535,000 stock options pursuant to a Form S-8 Registration Statement, to consultants exercisable as follows: 460,000 options at $.50 per share; 525,000 options at $1.00 per share and 550,000 options at $1.50 per share. 785,000 of these options were exercised in 2001 and the balance of 750,000 options expire during January 2004. The Company has charged $51,000 to operations based on the fair market value of the services provided. These options were subsequently repriced (see below).

        During January 2001 the Company issued 1,500,000 stock options pursuant to an S-8 Registration Statement, to certain officers exercisable as follows: 500,000 options at $.50; 500,000 options at $1.00 and 500,000 options at $1.50 per share. The options were subsequently transferred to a consultant and repriced (see below). These options were to expire in January 2004 but were exercised during 2001 by the consultant.

        During May 2001 the Company issued 107,850 stock options related to a private placement exercisable as follows:
        53,925 at $1.25 and 53,925 at $2.50. These options expire during July 2004.

        During June 2001 the Company issued 85,000 stock options in conjunction with conversion of a loan to common shares.
        These options are exercisable at 1.00 per share and expire in July 2004.

                               MED GEN, INC.
                               -------------

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

                       SEPTEMBER 30, 2001 AND 2000
                       ---------------------------


NOTE 7. STOCKHOLDERS' (DEFICIT) (CONTINUED)
        -----------------------------------

        Options to Purchase Common Stock (Continued)
        --------------------------------------------

        During September 2001 the Company issued 3,000,000 stock options to certain officers exercisable as follows:
        1,000,000 at $.30 and 2,000,000 at $.13. These options
        expire during September 2006.

        Certain options issued to, or transferred to, a consultant were repriced by the Company. The difference between the fair market value of the Company's common stock and the repriced exercise price at the date the options were repriced of $617,625 has been charged to operations. At September 30, 2001 the Company recorded a subscription receivable of $55,000 related to the unpaid amount due for the shares. The $55,000 was subsequently paid in December 2001.

        Stock-based Compensation
        ------------------------

        Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended September 30, 2001: expected life of options of 3 to 5 years, expected volatility of 34% risk-free interest rate of 4.0% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended September 30, 2001 approximated $.06 per option. These results may not be representative of those to be expected in future years.

                                MED GEN, INC.
                                -------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                         SEPTEMBER 30, 2001 AND 2000
                         ---------------------------

NOTE 7. STOCKHOLDERS' (DEFICIT) (CONTINUED)
        -----------------------------------

        Stock-based Compensation (Continued)
        ------------------------------------

        Under the provisions of SFAS 123, the Company's net income
        (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:

        Net (loss)
            As reported					$(1,459,868)
            Proforma                                    $(1,619,868)
        Basic and diluted (loss) per share
            As reported                                 $  (.26)
            Proforma                                    $  (.29)

        A summary of stock option activity is as follows:


                                                Weighted-
                                    Number       average       Weighted-
                                      of        exercise        average
                                    shares       price        fair value
                                  ---------     --------      ----------
	Balance at
          September 30, 2000          -            -               -
        Granted                   6,782,850     $  .20          $  .31
        Exercised                 2,285,000        .09          $  .45
        Forfeited                       -           -               -
                                  ---------
     	Balance at
          September 30, 2001      4,497,850
                                  =========


        The following table summarizes information about fixed-price stock options at September 30, 2001:

                                Outstanding                              Exercisable
                                Weighted-     Weighted-                  Weighted -
                                Average       Average                    Average
        Exercise    Number      Contractual   Exercise    Number         Exercise
        Prices    Outstanding   Life          Price       Exercisable    Price
        --------  -----------   -----------   --------    -----------    ----------

        $ 0.13    2,000,000      5.0 years    $ 0.13      2,000,000        $ 0.13
        $ 0.20      750,000      2.3 years    $ 0.20        750,000        $ 0.20
        $ 0.25      430,000      2.3 years    $ 0.25        430,000        $ 0.25
        $ 0.30    1,000,000      5.0 years    $ 0.30      1,000,000        $ 0.30
        $ 0.44      125,000      2.3 years    $ 0.44        125,000        $ 0.44
        $ 1.00       85,000      2.8 years    $ 1.00         85,000        $ 1.00
        $ 1.25       53,925      2.8 years    $ 1.25         53,925        $ 1.25
        $ 2.50       53,925      2.8 years    $ 2.50         53,925        $ 2.50
                  ---------                               ---------
                  4,497,850                               4,497,850
                  =========                               =========


                               MED GEN, INC.
                               -------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                        SEPTEMBER 30, 2001 AND 2000
                        ---------------------------


NOTE 8. RELATED PARTY TRANSACTIONS
        --------------------------

        Due From Related Parties
        ------------------------

        During the year ended September 30, 2001, the Company wrote off advances and accounts receivable aggregating $165,660 current as bad debts from related entities by virtue of common control.

        Sales
        -----

        During the year ended September 30, 2000, the Company had sales of $71,242 to an entity related by virtue of common control.

        Officer Advances
        ----------------

        During the year ended September 30, 2001, the Company made non-interest bearing advances to certain officers. These advances are expected to be repaid within the next twelve months.

        Office Facilities
        -----------------

        The Company leased office space under a month to month arrangement to an entity owned by certain officers of the Company. Rent paid by this entity was $6,500 and $16,440 for the years ended September 30, 2001 and 2000, respectively. This arrangement ended in December 2000.

NOTE 9. COMMITMENTS AND CONTINGENCIES
        -----------------------------

        Operating Leases
        ----------------

        The Company leases its office and two warehouse facilities under operating leases for gross monthly rent, including common area maintenance, of $18,879. The office lease provides for no annual cost of living adjustments in the base rent and the warehouse leases provide for fixed annual increases in the base rent.

                                MED GEN, INC.
                                -------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                          SEPTEMBER 30, 2001 AND 2000
                          ---------------------------


NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
        -----------------------------------------

        Operating Leases (Continued)
        ----------------------------

        The Company has paid security deposits of $78,829 towards these leases.

        The Company also leases various motor vehicles and office equipment under noncancellable leases expiring through the year 2004. Monthly payments under these leases aggregate $8,977. Security deposits under these leases total $6,300.

        Future minimum lease payments under all noncancellable operating leases for years ending subsequent to September
        30, 2001 are as follows:

                        2002             $  303,704
                        2003                240,346
                        2004                197,516
                        2005                 38,335
                                         ----------
                                         $  779,901
                                         ==========

        Rent expense for the years ended September 30, 2001 and 2000 was $262,006 and $192,108, respectively.

        Litigation
        ----------

        The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Company.


NOTE 10 CONCENTRATIONS
        --------------

        During years ended September 30, 2001 and 2000, the Company derived substantially all of its revenue from the sale of one product, SNORENZ. Credit is granted to their customers in the normal course of business.

        The Company derived 40% and 37% of its total sales from three major customers during the years ended September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, outstanding accounts receivable from these three customers accounted for 65% and 13% of total accounts receivable, respectively.

                                MED GEN, INC.
                                -------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                         SEPTEMBER 30, 2001 AND 2000
                         ---------------------------


NOTE 10 CONCENTRATIONS (CONTINUED)
        --------------------------

        The Company has an exclusive contract with a manufacturing company to produce SNORENZ.

NOTE 11 SUBSEQUENT EVENTS
        -----------------

        On October 1, 2001, the Company formalized a letter of intent relating to a stock purchase agreement dated August 14, 2001 to purchase 100% of the outstanding common stock of a distribution Company in exchange for 1,000,000 shares of its common stock. The agreement provides for a 60 day due diligence period which was extended to March 15, 2002. Furthermore, in accordance with the agreement the Company has made $52,814 of advances to this entity for working capital purposes.

        On October 23, 2001, the Company refinanced one of its loans payable for $50,000 and its line of credit of $47,100 (see notes 4 and 5) into a $350,000 note payable due January 23, 2002 with interest at 7.5% per annum. The Company issued 1,500,000 shares of its common stock to this entity for making the loan. The fair market value of the common stock issued will be charged to interest expense over the life of the loan.

        During October 2001, a consultant of the Company exercised stock options aggregating 735,000 shares of the Company's common stock for consideration of $147,000.

        On November 1, 2001, the Company received a commitment letter for a credit facility of up to $1,000,000. The terms of the commitment provide for interest at 2% above prime and secured by all accounts receivable of the Company. At the sole discretion of the Company after giving notice to the lender, any advances under the credit facility can be converted to equity.