Form 10QSB
period 2001-12-31
MED GEN INC
filed 2002-01-31
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2001
                               -----------------


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

Common Stock, Par Value $.001 per share

10,308,906 Shares outstanding as of December 31, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Med Gen, Inc.
                                 Balance Sheet
                               December 31, 2001
                                  (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                                   $      76,943
   Accounts receivable, net                                          589,776
   Subscription receivable                                            27,457
   Inventory                                                         239,559
   Officer advances                                                   73,187
   Other current assets                                               27,823
                                                               -------------
      Total Current Assets                                         1,034,745
                                                               -------------

Property and Equipment, net                                           74,611
                                                               -------------


Other Assets
   Deposits                                                           87,110
   Other                                                              72,534
                                                               -------------
                                                               $   1,269,000
                                                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                       $     535,972
   Loans payable                                                     100,000
   Notes payable                                                     450,000
   Convertible debentures                                            159,500
                                                               -------------
      Total Current Liabilities                                    1,245,472
                                                               -------------


Stockholders' Equity
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, none issued or outstanding                                -
   Common stock, $.001 par value, 20,000,000
     shares authorized, 10,308,906 shares
     issued and outstanding                                           10,308
   Paid in capital                                                 3,339,374
   Accumulated deficit                                            (3,316,154)
                                                               -------------
                                                                      33,528
   Treasury stock, at cost 20,000 shares                             (10,000)
                                                               -------------
                                                                      23,528
                                                               -------------
                                                               $   1,269,000
                                                               =============



              See accompanying notes to the financial statements.

                                Med Gen, Inc.
                          Statements of Operations
              For the Three Months Ended December 31, 2001 and 2000
                                (Unaudited)

                                                      2001            2000
                                                  -------------    ------------

Net Sales                                         $     952,879    $    405,158

Cost of Sales                                           271,032         127,333
                                                  -------------    ------------
                                                        681,847         277,825
                                                  -------------    ------------

Operating expenses:
  Non cash stock compensation                                 -          22,000
  Selling, general and administrative
    expenses                                            684,211         223,834
                                                  -------------    ------------
                                                        684,211         245,834
                                                  -------------    ------------

Income (loss) from operations                            (2,364)         31,991

Other (income) expense:
  Other (income) expense                                (23,065)          2,634
  Interest expense                                       17,443               -
  Non cash interest expense                             210,000               -
                                                  -------------    ------------
                                                        204,378           2,634
                                                  -------------    ------------

Net income (loss)                                 $    (206,742)   $     29,357
                                                  =============    ============

Per share information:

 Weighted average shares outstanding
   - basic and fully diluted                         10,308,916       4,444,716
                                                  =============    ============

 Net income per share - basic and fully diluted   $       (0.02)   $       0.01
                                                  =============    ============




               See accompanying notes to the financial statements.

                               Med Gen, Inc.
                           Statements of Cash Flows
              For the Three Months Ended December 31, 2001 and 2000
                                (Unaudited)

                                                          2001            2000
                                                     -------------    -------------

Cash flows from operating activities:
 Net cash provided by (used in) operating
   activities                                        $    (174,219)   $      82,475
                                                     -------------    -------------

Cash flows from investing  activities:
                                                     -------------    -------------
 Net cash (used in) investing activities                   (12,625)         (22,779)
                                                     -------------    -------------

Cash flows from financing activities:
                                                     -------------    -------------
 Net cash provided by (used in) financing
   activities                                              255,800           (5,000)
                                                     -------------    -------------

Net increase in cash                                        68,956           54,696

Beginning - cash and cash equivalents                        7,987               27
                                                     -------------    -------------
Ending - cash and cash equivalents                   $      76,943    $      54,723
                                                     =============    =============


               See accompanying notes to the financial statements.

                                MED GEN, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2001
                                 (UNAUDITED)

(1)	Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation
S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2001 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

(2)	Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive, commons stock equivalents are not considered in the computation.

(3)	Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of finished goods and packaging materials.

(4)	Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of December 31, 2001.

(5)	Notes Payable

During October 2001 the Company refinanced certain loans into a $350,000 note payable due January 23, 2002 with interest at 7.5% per annum. As additional consideration for the loan, the Company issued 1,500,000 shares of its common stock (see Note 7).

(6)	Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as

                                MED GEN, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2001
                                 (UNAUDITED)

(6)     Income Taxes (Contd.)

temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

The Company's deferred tax asset resulting from net operating loss carryforwards is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of this asset through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

(7)	Stockholders' Equity

During October 2001 the Company issued 735,000 shares of common stock for non cash consideration aggregating $147,000, pursuant to the exercise of stock options by a consultant.

During October 2001 the Company issued 1,500,000 shares of common stock as partial consideration for a loan (see Note 5). The Company charged the fair value of these shares of $210,000 to interest expene during the period ended December 31, 2001.

(8)	Concentrations

During the period ended December 31, 2001 the Company derived 50% and 23% of its total sales from two major customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Three months ended December 31, 2001
compared with three months ended December 31, 2000
--------------------------------------------------

Results of Operations
---------------------

For the 2002 first fiscal quarter ended December 31, 2001, Sales increased 135% to $952,879. Gross Profit for the first quarter was $681, 847 versus $277,825 for the year ago quarter, an increase of 145%.Gross Profit Margins for the quarter increased to72% of Sales up from 69% in the year earlier quarter reflecting manufacturing economies on higher Sales volume.

Operating Expenses increased to $684,211 in the first quarter, representing 72% of Sales, an increase of 178% (from $245,834 in the year earlier quarter, and 61% of Sales). Operating Income in the first quarter was a modest loss of $2,364 versus a year ago quarterly profit of $31,991. For the first fiscal quarter, the Company reported a loss of $0.02 per share versus a year ago profit of $0.01 per share.

Liquidity and Capital Resources
-------------------------------

Cash on Hand at the end of the quarter increased by $68,956 from the quarter ended September 30, 2001 to $76,943. Current assets at the end of the first fiscal quarter were $1,034,745 (versus $820,560 at September 20, 2001). Current liabilities at the end of the first fiscal quarter were $1,245,472. The Company believes it has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

                       PART II - OTHER INFORMATION
                       ---------------------------

ITEM 1. - LEGAL PROCEEDINGS
          -----------------

          None.


ITEM 2. - CHANGES IN SECURITIES
          ---------------------

          None.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None.

ITEM 5. - OTHER INFORMATION
          -----------------

          None.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          There were no current reports on Form 8-K filed for the quarter ended December 31, 2001.

          A subsequent Current Report on Form 8-K reporting one item under
          Item 4 - Changes in Registrant's Certifying Accountant was filed on January 15, 2002.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Med Gen Inc.
                                     (Registrant)


Date: January 30, 2001               By: ___/s/Paul B. Kravitz_______________
                                         Paul B. Kravitz
                                         Chief Executive Officer