Form 10QSB
period 2002-03-31
MED GEN INC
filed 2002-05-14
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002
                                            --------------

                     Commission file number  000-29171

                                MED GEN, INC.
       -----------------------------------------------------------------
       [Exact name of small business issuer as specified in its charter]

        Nevada                                          65-0703559
------------------------                    ---------------------------------
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

Common Stock, Par Value $.001 per share

10,392,216 Shares outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No  [X]

                                    INDEX
                                    -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - March 31, 2002 (Unaudited)

          Statements of Operations - Three months and Six months ended March 31, 2002 and 2001 (Unaudited).

          Statements of Cash Flows - Six months ended March 31, 2002 and 2001 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Med Gen, Inc.
                                Balance Sheet
                               March 31, 2002
                                 (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                                      $  402,815
  Accounts receivable                                               762,146
  Inventory                                                         162,058
  Officer advances                                                   93,494
  Other current assets                                               24,536
                                                                 ----------
      Total Current Assets                                        1,445,049
                                                                 ----------

Property and Equipment, net                                          95,467
                                                                 ----------

Other Assets
  Deposits                                                           87,109
  Due from affiliates                                                60,134
  Other                                                              12,125
                                                                 ----------
                                                                 $1,699,884
                                                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                          $  454,903
  Notes payable - officers                                          100,000
  Notes payable                                                     500,000
  Convertible debentures                                            159,500
                                                                 ----------
      Total Current Liabilities                                   1,214,403
                                                                 ----------
Stockholders' Equity
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized:
  Series A 8% cumulative, convertible, 1,500,000 shares
     authorized, 350,000 shares issued and outstanding              350,000
  Undesignated, 3,500,000 shares authorized                               -
  Common stock, $.001 par value, 20,000,000
    shares authorized, 10,392,216 shares
    issued and outstanding                                           10,392
  Paid in capital                                                 3,583,283
  Accumulated (deficit)                                          (3,448,194)
                                                                 ----------
                                                                    495,481
  Treasury stock, at cost 20,000 shares                             (10,000)
                                                                 ----------
                                                                    485,481
                                                                 ----------
                                                                 $1,699,884
                                                                 ==========


           See accompanying notes to the financial statements.

                                 Med Gen, Inc.
                          Statements of Operations
    For the Three Months and Six Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                            Three Months                        Six Months
                                    ---------------------------        ---------------------------
                                       2002             2001               2002            2001
                                   ----------       -----------        -----------      ----------

Net Sales                          $  936,451       $   362,173        $ 1,889,330      $  767,331

Cost of Sales                         373,482            90,803            644,514         218,136
                                   ----------       -----------        -----------      ----------
                                      562,969           271,370          1,244,816         549,195
                                   ----------       -----------        -----------      ----------

Operating expenses:
  Non cash stock compensation         233,992                 -            233,992               -
  Selling, general and
    administrative expenses           446,030           366,296          1,130,060         612,129
                                   ----------       -----------        -----------      ----------
                                      680,022           366,296          1,364,052         612,129

(Loss) from operations               (117,053)          (94,926)          (119,236)        (62,934)

Other (income) expense:
  Other (income) expenses                   -           (13,373)           (22,884)        (10,738)
  Interest expense                     13,146                 -             30,589               -
  Non cash interest expense                 -                 -            210,000               -
                                   ----------       -----------        -----------      ----------
                                       13,146           (13,373)           217,705         (10,738)
                                   ----------       -----------        -----------      ----------

Net (loss)                           (130,199)          (81,553)          (336,941)        (52,196)

Preferred dividends                     1,842                 -              1,842               -
                                   ----------       -----------        -----------      ----------
Net (loss) available to common
  shareholders                     $ (132,041)      $   (81,553)       $  (338,783)     $  (52,196)
                                   ==========       ===========        ===========      ==========
Per share information - basic
  and fully diluted:

 Weighted average shares
   outstanding                     10,392,216         5,009,716         10,350,108       4,725,678
                                   ==========       ===========        ===========      ==========

 Net (loss) per share              $    (0.01)      $     (0.02)       $     (0.03)     $    (0.01)
                                   ==========       ===========        ===========      ==========


           See accompanying notes to the financial statements.

                                 Med Gen, Inc.
                          Statements of Cash Flows
               For the Six Months Ended March 31, 2002 and 2001
                                 (Unaudited)

                                                     2002            2001
                                                 -----------     -----------
Cash flows from operating activities:
 Net cash provided by (used in) operating
   activities                                    $  (415,391)    $    17,721
                                                 -----------     -----------

Cash flows from investing  activities:
 Net cash (used in) investing activities             (57,581)        (48,956)
                                                 -----------     -----------

Cash flows from financing activities:
 Net cash provided by financing activities           867,800          63,250
                                                 -----------     -----------

Net increase in cash                                 394,828          32,015

Beginning - cash and cash equivalents                  7,987              27
                                                 -----------     -----------

Ending - cash and cash equivalents               $   402,815     $    32,042
                                                 ===========     ===========

           See accompanying notes to the financial statements.

                          MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2002
                           (UNAUDITED)
(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2001 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3)  Inventory

Inventory is stated at the lower of cost, determined on  a  first
in,   first  out  basis,  or  market  value.  Inventory  consists principally of finished goods and packaging materials.

(4)  Notes Payable

During October 2001 the Company refinanced certain loans into a $350,000 note payable due during January 2002 with interest at 7.5% per annum. As additional consideration for the loan, the Company issued 1,500,000 shares of its common stock (see Note 6). During March 2002 the Company refinanced this obligation into a $500,000 note payable. This note bears interest at 8% per annum, requires interest payments of $3,333 per month and is due on March 23, 2003.

(5)  Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

The Company's deferred tax asset of approximately $1,100,000 resulting from net operating loss carryforwards aggregating approximately $3,400,000 is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

(6)  Stockholders' Equity

Common stock

During October 2001 the Company issued 735,000 shares of common stock for consideration aggregating $147,000, pursuant to the exercise of stock options by a consultant.

During October 2001 the Company issued 1,500,000 shares of common stock as partial consideration for a loan (see Note 4). The
Company charged the fair value of these shares of $210,000 to interest expense during the period ended March 31, 2002.

During January 2002 the Company issued 83,300 shares of common stock in exchange for services. The Company charged the fair value of theses shares of $19,992 to operations during the period ended March 31, 2002.

During the period ended March 31, 2002 the Company agreed to issue 100,000 shares of common stock for cash aggregating $10,000. The difference between the price paid for the shares and their fair market value of $16,000 has been charged to operations during the period.

During the period ended March 31, 2002 the Company agreed to issue 800,000 shares of common stock for services. The Company charged the fair value of these shares of $198,000 to operations during the period.

During  the  period  ended March 31, 2002 the  Company  collected
$202,000 of receivables for common stock.

Preferred stock

During February and March 2002 the Company issued 350,000 shares of 8% cumulative convertible preferred stock for cash aggregating
$350,000. The preferred shares are convertible into common shares of the Company at the option of the holder as follows:

At any time after the Company's common stock price exceeds $3 per share for a period of ten consecutive trading days the holder may convert 50% of the value of the preferred shares held into common stock at the rate of $.10 per common share (election to convert).

The remaining 50% of the preferred shares will be converted ito the number of common shares of the Company determined by dividing the balance of the value of the preferred shares held by the common stock price at the time of the election to convert.

Notwithstanding the above, on the 25th monthly anniversary of the
date   of  the  investments  the  preferred  stock  automatically converts into common stock as follows:

50% of the value of the preferred shares held converts into common stock at the rate of $.10 per common share and the remaining 50% of the value of the preferred shares held converts into the number of common shares determined by dividing the balance of the value of the preferred shares held by the common stock price at the 25th monthly anniversary.

The shares of common stock to be issued upon conversion are subject to certain registration rights.

Any difference between the fair market value of the common shares and the conversion price shall be recorded as an additional dividend on the preferred stock at the time of the conversion.

Stock-based Compensation

During the period ended March 31, 2002 the Company issued options to purchase 2,000,000 shares of common stock to officers and 50,000 shares of common stock to non employees at $.23 per share.

SFAS 123 "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

Net (loss)
  As reported                           $(338,783)
  Pro forma                             $(518,783)

Basic and diluted (loss) per share
  As reported                           $(.03)
  Pro forma                             $(.05)

(7)  Concentrations

During  the period ended March 31, 2002 the Company derived  14%,
15% and 39% of its total sales from three major customers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

RESULTS of OPERATIONS
---------------------

Three months ended March 31, 2002
Compared with three months ended March 31, 2001
-----------------------------------------------

For the 2002 second fiscal quarter ended March 31, 2002 ("Q-2"), Sales increased 159% to $936,451. Gross Profit for the second fiscal quarter was $562,969 versus $271,370 for the year ago quarter, an increase of 108%. Gross Profit Margins decreased to 60% of Sales in the quarter versus 75% for the year ago quarter, reflecting the initiation of overseas Sales in the current quarter (versus zero overseas Sales in the year ago quarter).

While overseas Sales carry a lower margin of Gross Profit, overseas distributors pay-in-advance for their purchase orders.eliminating completely any accounts receivable concerns or foreign exchange risk.

Operating expenses increased 22% to $446,030 for the second fiscal quarter. Reflecting the implementation of internal operating cost controls initiated last fiscal year, operating expenses represented only 48% of Q-2 Sales versus a 101% proportion of Q-2 Sales in the year ago quarter.

Operating Income was $116,452 for the second fiscal quarter. This compares favorably with an Operating Loss of $94,926 in the year ago quarter. For the second fiscal quarter, the Company reported a loss of $0.01 per share (versus a loss of $0.02 per share in the year earlier quarter). This loss reflects $233,992 in a non-cash expense in connection with stock issued in lieu of cash compensation.

Six months ended March 31, 2002
Compared with six months ended March 31, 2001
---------------------------------------------

For the first six months of fiscal year 2002 ended March 31, 2002 ("First Half"), Sales increased 146% to $1,889,330. Gross Profit for the fiscal First Half was $1,244,816 versus $549,195 for the year ago first half, an increase of 127%. Gross Profit Margins decreased to 66% of Sales in the First Half versus 72% for the year ago first half, due to the initiation of overseas Sales (versus zero in overseas Sales in the year ago period).

While overseas Sales carry a lower margin of Gross Profit, overseas distributors pay-in-advance for their purchase orders.eliminating completely any accounts receivable concerns or foreign exchange risk.

Operating expenses increased 85% to $1,130,060 for the First Half. Reflecting the implementation of internal operating cost controls initiated last fiscal year, operating expenses represented 60% of First Half Sales versus 80% of first half Sales in the year ago period.

Operating Income (Core Income) was $114,756 for the First Half. This compares favorably with an Operating Loss of $62,934 in the year ago period. For the fiscal First Half, the Company reported a loss of $0.03 per share (versus a loss of $0.01 per share in the year earlier period). This per share loss reflects charging $233,992 in a non-cash expense in connection with stock issued in lieu of cash compensation.

LIQUIDITY and CAPITAL RESOURCES
-------------------------------

Cash on hand increased by $394,918 at the end of the fiscal First Half ended March 31, 2002 versus September 30, 2001.

Current Assets increased to $1,445,049 as of March 31, 2002 and were $230,646 greater than Current Liabilities (which stood at $1,214,403 on that same date). This compares with Current Assets of $820,560 at September 30, 2001 and were $312,511 less than Current Liabilities (which stood at $1,133,071 at that same date).

Stockholders' Equity improved to $485,481 at the end of the fiscal First Half, or $0.05 in Tangible Book Value Share versus a
Stockholders' Deficit of $163,477 at September 30, 2001, an increase of $648,958.

The Company believes that it has sufficient existing Cash Resources, Accounts Receivables and Internal Cash Flow to provide for all general corporate operations in the foreseeable future.



                             PART II

Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable.

Item 2.   CHANGE IN SECURITIES
          --------------------

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable

Item 5.   OTHER INFORMATION
          -----------------

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a) There are no exhibits required to be filed for the period covered by this Report.

     (b) There were no reports filed on Form 8-K for the period covered by this Report.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Med Gen Inc.
                                          (Registrant)

Date: May 14, 2002                        By:____/s/Paul B. Kravitz________
                                             Paul B. Kravitz
                                             Chief Executive Officer