Form 10QSB
period 2002-06-30
MED GEN INC
filed 2002-08-12
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2002
                                            --------------

                     Commission file number  000-29171

                                 MED GEN, INC.
       --------------------------------------------------------------
     [Exact name of small business issuer as specified in its charter]

        Nevada                                  65-0703559
------------------------                  -------------------------
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

Common Stock, Par Value $.001 per share

12,517,216 Shares outstanding as of August 9, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No  [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - June 30, 2002 (Unaudited)

          Statements of Operations - Three months and Nine months ended
          June 30, 2002 and 2001 (Unaudited).

          Statements of Cash Flows - Nine months ended June 30, 2002 and 2001 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Med Gen, Inc.
                                Balance Sheet
                                June 30, 2002
                                 (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                                $     264,521
   Accounts receivable                                            690,508
   Inventory                                                      230,808
   Officer advances                                                48,954
   Other current assets                                            16,500
                                                            -------------
      Total Current Assets                                      1,251,291
                                                            -------------

   Property and Equipment, net                                     97,338
                                                            -------------
Other Assets
   Deposits                                                        87,109
   Due from affiliates                                             74,134
   Other                                                           11,725
                                                            -------------

                                                            $   1,521,597
                                                            =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                    $     438,028
   Notes payable - officers                                       100,000
   Notes payable                                                  435,000
   Convertible debentures                                         159,500
                                                            -------------
      Total Current Liabilities                                 1,132,528
                                                            -------------

Stockholders' Equity
   Preferred stock, $.001 par value, 5,000,000 shares
   authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
   authorized, 400,000 shares issued and outstanding              400,000
   Undesignated, 3,500,000 shares authorized                            -
   Common stock, $.001 par value, 20,000,000
   shares authorized, 12,417,216 shares
   issued and outstanding                                          12,417
   Paid in capital                                              4,000,133
   Accumulated (deficit)                                       (3,883,481)
                                                            -------------
                                                                  529,069
   Receivable for common stock                                   (130,000)
   Treasury stock, at cost 20,000 shares                          (10,000)
                                                            -------------
                                                                  389,069
                                                            -------------

                                                            $   1,521,597
                                                            =============


               See accompanying notes to financial statements.

                                Med Gen, Inc.
                           Statements of Operations
   For the Three Months and Nine Months Ended June 30, 2002 and 2001
                              (Unaudited)


                                                         Three Months                  Nine Months
                                                    ------------------------    ------------------------
                                                       2002         2001            2002         2001
                                                    ----------    ----------    ----------    ----------

Net Sales                                           $  919,587    $  845,026    $2,808,917    $1,612,357

Cost of Sales                                          348,806       336,965       993,320       555,101
                                                    ----------    ----------    ----------    ----------

                                                       570,781       508,061     1,815,597     1,057,256
                                                    ----------    ----------    ----------    ----------
Operating expenses:
  Non cash stock compensation                          284,875             -       518,867             -
  Selling, general and administrative expenses         698,468       448,849     1,828,528     1,060,978
                                                    ----------    ----------    ----------    ----------
                                                       983,343       448,849     2,347,395     1,060,978

(Loss) from operations                                (412,562)       59,212      (531,798)       (3,722)

Other (income) expense:
  Other (income) expenses                                    -         7,928       (22,884)       (2,810)
  Interest expense                                      15,725             -        46,314             -
  Non cash interest expense                                  -             -       210,000             -
                                                    ----------    ----------    ----------    ----------
                                                        15,725         7,928       233,430        (2,810)
                                                    ----------    ----------    ----------    ----------

Net income (loss)                                     (428,287)       51,284      (765,228)         (912)

Preferred dividends                                      7,000             -         8,842             -
                                                    ----------    ----------    ----------    ----------

Net income (loss) available to common shareholders  $ (435,287)   $   51,284    $ (774,070)   $     (912)
                                                    ==========    ==========    ==========    ==========
Per share information - basic and fully diluted:

 Weighted average shares outstanding                12,185,550     5,535,796    10,963,192     4,972,068
                                                    ==========    ==========    ==========    ==========

 Net income (loss) per share                            $(0.04)        $0.01        $(0.07)       $(0.00)
                                                    ==========    ==========    ==========    ==========






              See accompanying notes to financial statements.

                                 Med Gen, Inc.
                          Statements of Cash Flows
             For the Nine Months Ended June 30, 2002 and 2001
                                (Unaudited)

                                                    2002             2001
                                                 ----------       ----------

Cash flows from operating activities:
 Net cash (used in) operating activities         $ (533,714)      $ (391,371)
                                                 ----------       ----------
Cash flows from investing  activities:
 Net cash (used in) investing activities            (66,552)         (34,732)
                                                 ----------       ----------
Cash flows from financing activities:
 Net cash provided by financing activities          856,800          452,073
                                                 ----------       ----------

Net increase in cash                                256,534           25,970

Beginning - cash and cash equivalents                 7,987               27
                                                 ----------       ----------

Ending - cash and cash equivalents               $  264,521       $   25,997
                                                 ==========       ==========


              See accompanying notes to financial statements.

                                MED GEN, INC.
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2002
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

During October 2001 the Company refinanced certain loans into a $350,000 note payable due during January 2002 with interest at 7.5% per annum. As additional consideration for the loan, the Company issued 1,500,000 shares of its common stock (see Note 6). During March 2002 the Company refinanced this obligation into a $500,000 note payable. This note bears interest at 8% per annum, requires interest payments of $3,333 per month and is due on March 23, 2003. During the quarter ended June 30, 2002 the Company repaid $65,000 of the principal balance to the lender.

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

The Company's deferred tax asset of approximately $1,300,000 resulting from net operating loss carryforwards aggregating approximately $3,800,000 is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

(6)	Stockholders' Equity

Common stock

During October 2001 the Company issued 735,000 shares of common stock for consideration aggregating $147,000, pursuant to the exercise of stock options by a consultant.

During October 2001 the Company issued 1,500,000 shares of common stock as partial consideration for a loan (see Note 4). The Company charged the fair value of these shares of $210,000 to interest expense during the period ended June 30, 2002.

During January 2002 the Company issued 83,300 shares of common stock in exchange for services. The Company charged the fair value of theses shares of $19,992 to operations during the period ended June 30, 2002.

During January 2002 the Company agreed to issue 100,000 shares of common stock for cash aggregating $10,000. The difference between the price paid for the shares and their fair market value of $16,000 has been charged to operations during the period. These shares were issued during May 2002.

During the quarter ended March 31, 2002 the Company agreed to issue 800,000 shares of common stock to officers for services. The Company charged the fair value of these shares of $198,000 to operations during the period. These shares have not yet been issued.

During the period from October 1, 2001 to March 31, 2002 the Company collected $202,000 of receivables for common stock.

During April 2002 the Company issued 1,000,000 shares of common stock to officers pursuant to the exercise of stock options. The Company has recorded the amount due from these officers of $130,000 as a receivable for common stock.

During May 2002 the Company issued 1,000,000 shares of common stock to officers and a consultant for services. The Company charged the fair value of these shares of $301,000 to operations during the period. In addition, during May 2002 the Company issued 40,000 shares of common stock for cash aggregating $4,000. The difference between the price paid for the shares and their fair market value of $4,000 has been charged to operations during the period.

Preferred stock

During the period from February, to April 2002 the Company issued
400,000 shares of 8% cumulative convertible preferred stock for cash aggregating $400,000. The preferred shares are convertible into common shares of the Company at the option of the holder as follows:

  At any time after the Company's common stock price exceeds $3 per share for a period of ten consecutive trading days the holder may convert 50% of the value of the preferred shares held into common stock at the rate of $.10 per common share (election to convert).

  The remaining 50% of the preferred shares will be converted into the number of common shares of the Company determined by dividing the balance of the value of the preferred shares held by the common stock price at the time of the election to convert.

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

Stock-based Compensation

During the period ended June 2002 the Company issued options to purchase 2,000,000 shares of common stock to officers and 50,000 shares of common stock to non employees at $.23 per share.

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

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

Net (loss)
            As reported                           $  (774,070)
            Pro forma                             $(1,054,070)


Basic and diluted (loss) per share

            As reported                           $(.07)
            Pro forma                             $(.10)

A summary of stock option activity is as follows:


                                     Number        Weighted-       Weighted-
                                       of       average exercise     average
                                     shares          price         fair value
                                   ---------    ----------------   ----------

  Balance at September 30, 2001    4,862,850
  Granted                          2,050,000        $.23              $.17
  Exercised                        1,000,000        $.13              $.13
  Forfeited                                -           -                 -
                                   ---------
  Balance at June 30, 2002         5,912,850
                                   =========


(7)	Concentrations

During the period ended June 30, 2002 the Company derived 14%, 16% and 42% of its total sales from three major customers.

(8)	Convertible Debentures

On July 31, 2002 the company retired convertible debentures aggregating $159,500 for cash.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2002
Compared with three months ended June 30, 2001
----------------------------------------------

For the 2002 third fiscal quarter ended June 30, 2002 ("Q-3"), Sales increased 9% to $919,587 from $845,026 during 2001. Gross Profit for the third fiscal quarter was $570,781 versus $508,061 for the year ago quarter, an increase of 11%. Gross Profit Margins increased to 62% of Sales in the quarter versus 60% for the year ago quarter.

Operating expenses increased to $698,468 for the quarter ended June 30, 2002 versus $448,849 during 2001.

Operating losses were $412,562 versus a year ago quarterly profit of $59,212. For the third fiscal quarter, the Company reported a loss of $0.04 per share (versus a profit of $0.01 per share in the 2001 quarter). The loss for the 2002 quarter reflects $284,875 in a non-cash expense in connection with stock issued in lieu of cash compensation.

Nine months ended June 30, 2002
Compared with nine months ended June 30, 2001
---------------------------------------------

For the first nine months of fiscal year 2002 ended June 30, 2002 ("First Nine Months"), Sales increased 75% to $2,808,917 from $1,612,357 in 2001. Gross profit for the First Nine Months was $1,815,597 versus $1,057,256 for the year ago first nine months, an increase of 71%. Gross Profit Margins decreased to 65% of Sales in the First Nine Months versus 66% for the year ago first nine months.

Operating expenses exclusive of non-cash stock compensation increased 95% to $1,828,528 for the first nine months. The increase in operating expenses for the quarter and the nine months was related to the following:


                          2002            2001            2002            2001
                      Nine Months     Nine Months     Three Months     Three Months
                      -----------     -----------     ------------     ------------

Advertising              $103,285        $ 25,264          $84,957          $ 9,811
Internet costs           $ 26,334        $  5,304          $13,448          $ 3,634
Insurance                $ 68,367        $ 53,011          $37,012          $ 8,960
Professional/Legal       $212,385        $ 68,978          $25,407          $57,580


Operating losses were $531,798 for the First Nine Months of 2002 versus $3,722 for 2001.

For the fiscal First Nine Months, the Company reported a loss of $0.07 per share (versus a profit of $0.00 per share in the year earlier period). This per share loss reflects charging $518,867 in a non-cash expense in connection with stock issued in lieu of cash compensation.

Forward-Looking Statements
--------------------------

This form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created hereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company's future cash resources and liquidity. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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


                                             Med Gen, Inc.
                                             (Registrant)


Date: August 9, 2002
                                             By:__/s/Paul B. Kravitz_____
						Paul B. Kravitz
						Chief Executive Officer