Form 10QSB/A
period 2002-03-31
MED GEN INC
filed 2002-09-09
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB/A

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                          MED GEN, INC.


This Form 10-QSB for the period ended March 31, 2002, has been amended from the original filing of May 14, 2002. During September 2002 the Company determined that it had incorrectly recorded
$350,000 of convertible debentures described in Note 6 as convertible preferred stock. This amount has been reclassified to convertible debentures in the accompanying financial statements. The adjustment had no effect on the net loss or net loss per share for the period ended March 31, 2002.

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Med Gen, Inc.
                                Balance Sheet
                               March 31, 2002
                                 (Unaudited)

                                  Restated

ASSETS

Current Assets
  Cash and cash equivalents                                      $  402,815
  Accounts receivable                                               762,146
  Inventory                                                         162,058
  Officer advances                                                   93,494
  Other current assets                                               24,536
                                                                 ----------
      Total Current Assets                                        1,445,049
                                                                 ----------

Property and Equipment, net                                          95,467
                                                                 ----------

Other Assets
  Deposits                                                           87,109
  Due from affiliates                                                60,134
  Other                                                              12,125
                                                                 ----------
                                                                 $1,699,884
                                                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                          $  454,903
  Notes payable - officers                                          100,000
  Notes payable                                                     500,000
  Convertible debentures                                            159,500
                                                                 ----------
      Total Current Liabilities                                   1,214,403
                                                                 ----------

Convertible debentures                                              350,000
                                                                 ----------
Stockholders' Equity
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized:
  Series A 8% cumulative, convertible, 1,500,000 shares
     authorized                                                           -
  Undesignated, 3,500,000 shares authorized                               -
  Common stock, $.001 par value, 20,000,000
    shares authorized, 10,392,216 shares
    issued and outstanding                                           10,392
  Paid in capital                                                 3,583,283
  Accumulated (deficit)                                          (3,448,194)
                                                                 ----------
                                                                    145,481
  Treasury stock, at cost 20,000 shares                             (10,000)
                                                                 ----------
                                                                    135,481
                                                                 ----------
                                                                 $1,699,884
                                                                 ==========


           See accompanying notes to the financial statements.

                                 Med Gen, Inc.
                          Statements of Operations
    For the Three Months and Six Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                   Restated


                                            Three Months                        Six Months
                                    ---------------------------        ---------------------------
                                       2002             2001               2002            2001
                                   ----------       -----------        -----------      ----------

Net Sales                          $  936,451       $   362,173        $ 1,889,330      $  767,331

Cost of Sales                         373,482            90,803            644,514         218,136
                                   ----------       -----------        -----------      ----------
                                      562,969           271,370          1,244,816         549,195
                                   ----------       -----------        -----------      ----------

Operating expenses:
  Non cash stock compensation         233,992                 -            233,992               -
  Selling, general and
    administrative expenses           446,030           366,296          1,130,060         612,129
                                   ----------       -----------        -----------      ----------
                                      680,022           366,296          1,364,052         612,129

(Loss) from operations               (117,053)          (94,926)          (119,236)        (62,934)

Other (income) expense:
  Other (income) expenses                   -           (13,373)           (22,884)        (10,738)
  Interest expense                     14,988                 -             32,431               -
  Non cash interest expense                 -                 -            210,000               -
                                   ----------       -----------        -----------      ----------
                                       14,988           (13,373)           219,547         (10,738)
                                   ----------       -----------        -----------      ----------

Net (loss)                           (132,041)          (81,553)          (338,783)        (52,196)
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

                                   Restated

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

(6)	Convertible Debentures

During February and March 2002 the Company issued $350,000 of 8% cumulative convertible debentures due in May 2004 for cash aggregating $350,000. The debentures are convertible into common shares of the Company as follows:

At any time after the Company's common stock price exceeds $3 per share for a period of ten consecutive trading days the holder may convert 50% of the value of the debenture into common stock at the rate of $.10 per common share (election to convert).

The remaining 50% of the debenture may be redeemed by the Company for cash or may be converted into the number of common shares of the Company determined by dividing the balance of the value of the debenture by the common stock price at the time of the election to convert.

Notwithstanding the above, on the 25th monthly anniversary of the date of the investments the debentures automatically convert into common stock as follows:

50% of the value of the debentures converts into common stock at the rate of $.10 per common share and the remaining 50% of the value of the debentures converts into the number of common shares determined by dividing the balance of the value of the debentures by the common stock price at the 25th monthly anniversary.

The shares of common stock to be issued upon conversion are subject to certain registration rights.

Any difference between the fair market value of the common shares and the conversion price shall be recorded as additional interest on the debentures at the time of the conversion.


(7)	Stockholders' Equity

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

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

    Net (loss)
            As reported                           $(338,783)
            Pro forma                             $(518,783)

    Basic and diluted (loss) per share
            As reported                           $(.03)
            Pro forma                             $(.05)


(8)	Concentrations

During the period ended March 31, 2002 the Company derived 14%, 15% and 39% of its total sales from three major customers.


(9)	Correction Of An Error

During September 2002 the Company determined that it had incorrectly recorded $350,000 of convertible debentures described in Note 6 as convertible preferred stock. This amount has been reclassified to convertible debentures in the accompanying financial statements. The adjustment had no effect on the net loss or net loss per share for the period ended March 31, 2002.

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

                                          Med Gen Inc.
                                          (Registrant)

Date: September 6, 2002                   By:____/s/Paul B. Kravitz________
                                             Paul B. Kravitz
                                             Chief Executive Officer


                            CERTIFICATIONS

I, Paul Kravitz, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Med
Gen, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002

      By: /s/ Paul Kravitz
         ----------------------------
         Paul Kravitz
         Chief Executive Officer


I, Jack Chien, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Med
Gen, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002

      By: /s/ Jack Chien
         ---------------------------
         Jack Chien
         Chief Financial Officer, and Principal Accounting Officer