Form 10QSB/A
period 2002-06-30
MED GEN INC
filed 2002-09-09
CIK 1045707

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                             MED GEN, INC.


This Form 10-QSB for the period ended June 30, 2002, has been amended from the original filing of August 10, 2002. During September 2002 the Company determined that it had incorrectly recorded
$400,000 of convertible debentures described in Note 6 as convertible preferred stock. This amount has been reclassified to convertible debentures in the accompanying financial statements. The adjustment had no effect on the net loss or net loss per share for the periods ended June 30, 2002.

                    PART I - FINANCIAL INFORMATION


Item 1. Financial Statements



                                Med Gen, Inc.
                                Balance Sheet
                                June 30, 2002
                                 (Unaudited)

                                  Restated

ASSETS

Current Assets
   Cash and cash equivalents                                $     264,521
   Accounts receivable                                            690,508
   Inventory                                                      230,808
   Officer advances                                                48,954
   Other current assets                                            16,500
                                                            -------------
      Total Current Assets                                      1,251,291
                                                            -------------

   Property and Equipment, net                                     97,338
                                                            -------------
Other Assets
   Deposits                                                        87,109
   Due from affiliates                                             74,134
   Other                                                           11,725
                                                            -------------
                                                            $   1,521,597
                                                            =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                    $     438,028
   Notes payable - officers                                       100,000
   Notes payable                                                  435,000
   Convertible debentures                                         159,500
                                                            -------------
      Total Current Liabilities                                 1,132,528
                                                            -------------

Convertible debentures                                            400,000
                                                            -------------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
   authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
     authorized                                                         -
   Undesignated, 3,500,000 shares authorized                            -
   Common stock, $.001 par value, 20,000,000
     shares authorized, 12,417,216 shares
     issued and outstanding                                        12,417
   Paid in capital                                              4,000,133
   Accumulated (deficit)                                       (3,883,481)
                                                            -------------
                                                                  129,069
   Receivable for common stock                                   (130,000)
   Treasury stock, at cost 20,000 shares                          (10,000)
                                                            -------------
                                                                  (10,931)
                                                            -------------
                                                            $   1,521,597
                                                            =============


               See accompanying notes to financial statements.

                                Med Gen, Inc.
                           Statements of Operations
   For the Three Months and Nine Months Ended June 30, 2002 and 2001
                              (Unaudited)

                                Restated



                                                         Three Months                  Nine Months
                                                    ------------------------    ------------------------
                                                       2002         2001            2002         2001
                                                    ----------    ----------    ----------    ----------

Net Sales                                           $  919,587    $  845,026    $2,808,917    $1,612,357

Cost of Sales                                          348,806       336,965       993,320       555,101
                                                    ----------    ----------    ----------    ----------

                                                       570,781       508,061     1,815,597     1,057,256
                                                    ----------    ----------    ----------    ----------
Operating expenses:
  Non cash stock compensation                          284,875             -       518,867             -
  Selling, general and administrative expenses         698,468       448,849     1,828,528     1,060,978
                                                    ----------    ----------    ----------    ----------
                                                       983,343       448,849     2,347,395     1,060,978

(Loss) from operations                                (412,562)       59,212      (531,798)       (3,722)

Other (income) expense:
  Other (income) expenses                                    -         7,928       (22,884)       (2,810)
  Interest expense                                      22,725             -        55,156             -
  Non cash interest expense                                  -             -       210,000             -
                                                    ----------    ----------    ----------    ----------
                                                        22,725         7,928       242,272        (2,810)
                                                    ----------    ----------    ----------    ----------

Net income (loss)                                     (435,287)       51,284      (774,070)         (912)
                                                    ==========    ==========    ==========    ==========

Per share information - basic and fully diluted:

 Weighted average shares outstanding                12,185,550     5,535,796    10,963,192     4,972,068
                                                    ==========    ==========    ==========    ==========

 Net income (loss) per share                            $(0.04)        $0.01        $(0.07)       $(0.00)
                                                    ==========    ==========    ==========    ==========






              See accompanying notes to financial statements.

                                 Med Gen, Inc.
                          Statements of Cash Flows
             For the Nine Months Ended June 30, 2002 and 2001
                                (Unaudited)

                                  Restated


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

During February through April 2002 the Company issued $400,000
(including $350,000 which had been outstanding at March 31, 2002) of 8% cumulative convertible debentures due in May 2004 for cash aggregating $400,000. The debentures are convertible into common shares of the Company as follows:

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

(7)	Stockholders' (Deficit)

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

A summary of stock option activity is as follows:


                                                Number          Weighted-     Weighted-
                                                  of       average exercise    average
                                                shares           price        fair value
                                             -----------   ----------------   ----------
     Balance at September 30, 2001             4,862,850
     Granted                                   2,050,000         $.23            $.17
     Exercised                                 1,000,000         $.13            $.13
     Forfeited                                    -                 -               -
                                             -----------
     Balance at June 30, 2002                  5,912,850
                                             ===========


(8)	Concentrations

During the period ended June 30, 2002 the Company derived 14%, 16% and 42% of its total sales from three major customers.

(9)	Correction Of An Error

During September 2002 the Company determined that it had incorrectly recorded $400,000 of convertible debentures described in Note 6 as convertible preferred stock. This amount has been reclassified to convertible debentures in the accompanying financial statements. The adjustment had no effect on the net loss or net loss per share for the periods ended June 30, 2002.

(10)	Subsequent Event

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


                                             Med Gen, Inc.
                                             (Registrant)


Date: September 6, 2002
                                             By:__/s/Paul B. Kravitz_____
						Paul B. Kravitz
						Chief Executive Officer



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