Form 10KSB
period 2002-09-30
MED GEN INC
filed 2002-11-25
CIK 1045707

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934


                     Date of Report: September 30, 2002
                                     ------------------

                                MED GEN, INC.
            (Exact name of registrant as specified in its charter)


       NEVADA                                                 65-0703559
(State of incorporation)                                   (I.R.S. Employer
                                                          Identification No.)


7284 W. Palmetto Park Road, Suite 106, Boca Raton, Florida        33433
    (Address of principal executive offices)                    (Zip code)


                Registrant's telephone number:  (561) 750-1100


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended September 30, 2002 were $3,558,294. As of September 30, 2002, Registrant had 12,517,216 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $487,133.28 This calculation is based upon the 6,089,351 shares held by non-affiliates and a price of $0.08 per share, which was the bid price at the close of trading September 28, 2002. Transitional
Small Business Disclosure Format (check one).     Yes [ ]       No [X]

TABLE OF CONTENTS                                                  PAGE
-----------------                                                  ----

                                PART I
                                ------

Item 1     Description of Business                                  3

           Historical Quarterly Operating Results                   4

           Description of Products                                  4

           Competition, Market Share and Industry Environment       8

Item 2     Description of Property                                  11

Item 3     Legal Proceedings                                        11

Item 4     Submission of Matters to a Vote of Security Holders      11

                               PART II
                               -------

Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters                                      11

Item 6     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      13

Item 7     Financial Statements                                     14

Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      14

                               PART III
                               --------

Item 9     Directors, Executive Officers, and Control Persons;
           Compliance with Section 16(a) of the Exchange Act        14

Item 10    Executive Compensation                                   15

Item 11    Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters           16

Item 12    Certain Relationships and Related Transactions           17

Item 13    Exhibits and Reports on Form 8-K                         18

Item 14    Controls and Procedures                                  18

                               PART I
                               ------

ITEM 1  --  DESCRIPTION OF BUSINESS

Company Background

Med Gen, Inc. (the "Company") was established under the laws of the State of Nevada in October 1996. Executive offices are located at 7284
W. Palmetto Park Road, Suite 106, Boca Raton, Florida 33433. The Company's phone number is (561) 750-1100. The Company currently operates two Web sites: www.medgen.com and www.snorenz.com. The
                        --------------     ---------------
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

The Company's flagship product has been SNORenz[R], a throat spray which reduces or eliminates the sounds ordinarily associated with snoring. SNORenz[R] is free of artificial colors, flavors or preservatives. Its patented ingredients, technology and Liposome[R] manufacturing process, delivers consistent and measured droplet spray mists directly to the back of the throat, lubricating the uvula and soft palate that vibrate with each breath. Each application lasts about six to eight hours. Moreover, the all-natural peppermint taste further provides the satisfaction of waking up without a morning breath.

SNORenz[R] is currently sold through a number of Fortune 100 retailers representing a marketing network in excess of 25,000 stores nationwide. The Company has accelerated its timetable to introduce additional products that either deploy its proprietary technology or otherwise address the $27 billion Alternative Therapy Market: (i) 4-in-1[TM], a topical analgesic for joint and muscle aches; (ii) Snore Quell[TM], GlucoFree snoring relief for people with Type-2 diabetes; and
(iii) ComfortCare[TM], a line of pain relief products that are topically-applied magnetic compression wraps.

Prior to fiscal year 2001, the Company lacked the capital necessary to successfully market all four products and due to the costs associated with entering the retail markets in the health and nutrition industry, the Company opted to concentrate its entire resources heretofore on the launch of its flagship brand, SNORenz[R]. Given early successes with selected retailers in the first quarter of fiscal 2002, the Company has accelerated the planned introduction of ComfortCare[TM] to its second fiscal quarter (January-March 2002), Snore Quell[TM] to the third fiscal quarter (April-June) and 4-in-1[TM] to the fourth fiscal quarter (July-September).

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


HISTORICAL QUARTERLY OPERATING RESULTS


                                  GROSS      PRETAX         EARNINGS (LOSS)
                        SALES     PROFIT     INCOME            PER SHARE
                        ---------------000's Omitted-----
Fiscal Year 2000
----------------
First Qtr                 508        345         36                nil
Second Qtr                377        291         30                nil
Third Qtr                 265        224       (108)              (0.02)
Fourth Qtr                369        222       (138)              (0.03)
                        -----      -----      -----                ----
        Year            1,519      1,082       (181)              (0.05)

Fiscal Year 2001
----------------
First Qtr                 405        278         30                0.01
Second Qtr                362        271        (82)              (0.02)
Third Qtr                 845        508         51                0.01
Fourth Qtr                664        456     (1,414)              (0.27)
                        -----      -----      -----                ----
        Year            2,276      1,470     (1,515)              (0.27)


Fiscal Year 2002
----------------
First Qtr                 952        681       (206)              (0.02)
Second Qtr                936        562       (132)              (0.01)
Third Qtr                 919        570       (435)              (0.04)
Fourth Qtr                751        512       (558)              (0.04)
                        -----      -----      -----                ----
        Year            3,558      2,325     (1,331)              (0.12)



DESCRIPTION OF PRODUCTS

SNORenz[R]
----------

SNORenz[R] is an original and innovative entry into the anti-snoring industry. Never before has a company introduced a liquid throat spray to prevent or quiet the noise of snoring. The Company was awarded a Patent on the ingredients and formula during fiscal 2001 (on February 13, 2001). The medical and psychological communities have studied the causes and symptoms of sleep deprivation for many years.

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

Experiments with weight loss, the avoidance of alcoholic beverages and the changing of sleep positions have largely proven ineffective. Sufferers who demand some relief are now seeking more aggressive methods. Invasive surgery, continuous positive airway pressures
(PAP), or appliances are now being used. These methods have had variable success in improving the quality of sleep and reducing snoring. Due to the discomfort and cost of these methods, less invasive methods are now being evaluated.

The Biotechnology underlying Med Gen's Products
-----------------------------------------------

One of the most promising of all these new methods is the use of a natural blend of oils and vitamins specially formulated to be used as a spray. After years of research, such a product was developed by a medical specialist in Brazil with encouraging initial results. The Company acquired this technology, the trade secrets and proprietary formula for worldwide commercial marketing. The Company has spent considerable capital and other resources to further improve the delivery of this spray by using, as its manufacturing technology, the patented technology called Liposome[R], which enables the blend of oils to remain equally disbursed and suspended in a vesicle in solution. This and other trade secrets comprise the underlying biotechnology of SNORenz[R].

In other words, there is never a need to shake the bottle as the solution is permanently blended. The Company intends to market other over-the-counter products for alternative therapies, such as 4-in-1[TM] and Snore Quell[TM].

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

4-in-1[TM]
----------

4-in-1[TM] (formerly sold as PAINenzT), a recently commercialized product in the Company's family of products, is a topical analgesic sold over-the-counter. It significantly reduces the pain common to arthritis sufferers, normal aches and pains due to exercise and other muscle stress, simple backache pain and muscle sprains. The product comes in a roll-on applicator. The market for over-the-counter pain relief products is estimated to exceed $2.5 billion per year.

The active ingredients in 4-in-1[TM] are, Glucosamine, Chondroitin, Cetyl Myrist Oleate(CMO) and Capsaicin (kap SAY ih sihn), a derivative of the hot pepper plant. When applied as an external analgesic, Capsaicin depletes and prevents reaccumulation of substance P in peripheral sensory neurons. Substance P is found in slow-conducting neurons in the outer and inner skin layers and joint tissues, and is thought to be the primary chemical mediator of pain impulses from the periphery to the central nervous system. By depleting substance P, Capsaicin renders skin and joints insensitive to pain since impulses cannot be transmitted to the brain.

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

ComfortCare[TM] (Compression Support with Magnets)
---------------

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

Marketing
---------

SNORenz[R] is currently sold over the counter by more than 25,000 retail stores nationwide and approximately 5,000 stores outside the USA. A partial list of retailers that carry SNORenz[R] in the United States are: Ahold USA; Albertsons Supermarkets, American Stores (a division of Albertsons which includes Jewel Stores, Jewel T Stores, Osco Drugs and Sav-On Drugs), Brooks Pharmacy, Dillon Stores (a division of Kroger), Discount Drug Mart, Fedco, Genovese Drug, Giant Eagle, Hannaford Brothers, Kmart, Longs, Wakefern Food, Walgreens and Wal-Mart.

Distribution Agreement
----------------------

SNORenz[R], 4-in-1[TM] and Snore Quell are all manufactured by contract manufacturers under secret and protected manufacturing agreements signed on behalf of the Company. Through a distribution agreement a principal of a manufacturer and the Company's two principals share patent rights to the formulas. The Company's ComfortCare[TM] line of Compression Wrap Magnets are manufactured under a special Agreement with the manufacturer in China.

Not including international sales generated from its Internet site, the Company has distributors to sell its alternate brands of the snoring spray in Canada, the United Kingdom, Germany, France, Switzerland, Portugal, Turkey, Australia, New Zealand, Japan, China and Korea. The Company fully expects to be able to piggyback additional products through this distribution network in the future.

COMPETITION, MARKET SHARE AND INDUSTRY ENVIRONMENT

The Information Research Institute (IRI) is arguably the seminal research organization regarding consumer products research. The category, Sleeping Remedies, is a $161 million market. In 1998, a sub-category, Sleeping Aids, Liquid, was created.

The data available for this category is for the 52 week period through June 16th 2002.

				Sales, 52 weeks
				To June 18, 2002
Brands:                         ----------------

SNORenz[R]                          1,047,000
Simply Sleep                        6,900,000
Unisom Tabs                         7,112,000
Unisom Gels                         6,147,000
Sominex                             4,132,000
Alluna Tabs                         1,902,000
Nytol Caps.                         2,105,000
Sleepinal                           1,514,000
Nytol Gels                          2,105,000

Source: IRI Data

Dominant Customers
------------------

In fiscal year 2002, the Company's three largest customers were Wal-Mart, Walgreens and Nutrition For Life International which represented 65.0.% of the Company's annual sales that year. The Company's three largest customers in fiscal 2001 were Wal-Mart, Walgreens and K-Mart and represented 40% of annual sales that year.

Internet Sales
--------------

With the conversion of the Company's marketing strategy in 2002 from Direct Marketing to consumer retail store sales, Internet pricing was dramatically reduced by 50% to be consistent with unit pricing in the retail network. Therefore, although unit sales remained steady, and have even slightly increased, dollar sales have dropped. The Company operates two e-commerce web sites, www.snorenz.com and www.medgen.com.
                                   ---------------     --------------
Orders from these sites average over $9,000 per month in retail sales. Future enhancements to the Company's web sites are planned.

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

Patents, Trademarks and Licenses
--------------------------------

The name "SNORenz" is a registered trademark of the Company with the United States Patent and Trademark Office (Reg. No. 2,210,381 -
12/15/98). An application for trademark of the name "Snore Quell[TM]", "4 in 1[TM]" and COMFORT CARET has been made. The Company has also taken steps to trademark its product names and safeguard its formulations internationally.

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

Federal Trade Commission
------------------------

The Company's product packaging and advertised claims strictly adhere to Federal Trade Commission regulations and guidelines. The FTC has concluded an investigation as to a customers claims and its own claims and packaging. Without admitting or denying any guilt, the Company paid a $30,000 settlement to the FTC as a result of this investigation. The Company has complied with the FTC in revamping and redesigning its packaging and labels with "APNEA" warnings that meet all new compliance issues does not expect any further or significant claims to result from this investigation. Failure to follow such regulations could lead to further fines, suspension of sales, or product recalls. The Company intends to comply with all government regulations, both in domestic and foreign markets, regarding the distribution and sales marketing of its product lines.

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

The Company has entered into employment agreements with Mr. Paul B. Kravitz and Mr. Paul S. Mitchell. Both Employment Agreements provide for 5 year automatically renewable terms, buyout provisions and other normal and suitable codicil's. The Company has no other Employment Agreements with any of its executives and will only gradually add support staff as needed for future growth and expansion. Given that the Company out-sources the manufacture of its products and relies upon distributors and brokers to sell its products, it is unlikely the corporate office will ever number more than one dozen employees.


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

ITEM 3.	LEGAL PROCEEDINGS:

The Company was being sued by its former Master Distributor, Global Health Laboratories Inc., ("GHL") after GHL was terminated due to a breach of its contract with the Company. The Court has dismissed the Plaintiffs claims without prejudice.

The Company is seeking payment on an open account of approximately $42,000 and is named in a counter-suit by the defendant who is seeking damages of $1,200,000 for a breach of contract. In the opinion of management this suit is without merit and has been entered only to delay collection of the account stated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        None.


                             PART II
                             -------

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2002, there were approximately 282 Common Stock shareholders consisting of both registered shareholders and those being held by the Deposit Trust Corporation in street name. Of the 12,517,216 shares outstanding, 6,428,050 were restricted and 6,089,351 were non-restricted. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MGNI.OB". Shares first began trading on the OTC Bulletin Board in May of 2000 (prior to May, the Company's Common Stock was traded in the Pink Sheets).

The following table sets forth the high and low bid prices by month for the Company's Common Stock for fiscal years 2001 and 2002. The following high and low bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Common Stock: Historical Price Data
-----------------------------------

     Fiscal 2001
     -----------
October         2000                          0.312              0.15625
November        2000                          1.01               0.16
December        2000 (end first quarter)      1.01               0.19
January         2001                          1.03               0.25
February        2001                          1.375              0.51
March           2001 (end second quarter)     1.00               0.343
April           2001                          0.45               0.22
May             2001                          0.55               0.25
June            2001 (end third quarter)      0.55               0.33
July            2001                          0.46               0.27
August          2001                          0.37               0.22
September       2001                          0.33               0.175



     Fiscal 2002
     -----------
October         2001                          0.312              0.15625
November        2001                          0.46               0.28
December        2001 (end first quarter)      0.33               0.26
January         2002                          0.34               0.23
February        2002                          0.30               0.25
March           2002 (end second quarter)     0.29               0.23
April           2002                          0.32               0.26
May             2002                          0.30               0.18
June            2002 (end third quarter)      0.25               0.17
July            2002                          0.20               0.15
August          2002                          0.16               0.07
September       2002                          0.11               0.07


On September 28, 2002, the bid price of MGNI shares was $0.08 and the asked price was $0.10.
The transfer agent for the Company's Common Stock is Liberty Transfer Co., 191 New York Ave, Huntington, NY 11743-2711 Tel. (631) 385-1616.

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION

General
-------

The Company has been headquartered at 7284 W. Palmetto Park Rd. Suite 106, Boca Raton, Florida 33433 since December 1999. Although the company has expanded in 2000 and 2001 it does not foresee any need to further expand its 4500 sq. ft. corporate facility. The Company has elected to outsource the manufacture of all of its products at this time.

Results of Operations
---------------------

Sales for the fiscal year ended September 30, 2002 increased 37.1% to $3,558,294 from $2,275,607 in sales in the last fiscal year. Gross Profit of $2,324,892 increased 37.8% in fiscal 2002 up from $1,469,563 last fiscal year as a result of the increase in sales. The gross margin was approximately the same in both years. The increase in sales results principally from sales to Wal-Mart which were $1,437,790 in the 2002 fiscal year as compared to $316, 686 in the 2001 fiscal year.

Total operating expenses, which include Non-Cash Compensation for stock and stock option issuance increased 11% to $3,337,487.

The cash-only portion of expenses increased 24.4% to $2,733,331 as compared with $2,067,232 from the previous year. The increase in Selling, General and Administrative expenses of $666,139 was mainly due to a "gearing up" of staff, telecommunications and computer technology, all of which were necessary to (i) operate at a higher level of sales volume, (ii) meet the data transmission requirements of Wal-Mart and Walgreens and (iii) commercialize international markets in Asia, Australia, New Zeeland and Europe. Certain specific costs that increased from fiscal 2001 to fiscal 2002 were advertising and legal costs. The Company engaged in extensive advertising and public relations promotions. During 2002 the company successfully defended an action with a former distributor and incurred significant non-recurring legal expenses. In addition the Company has initiated a double-blind placebo controlled study for its flagship product at a cost of approximately $60,000.

Non -Cash Stock Compensation was $604,116 in fiscal 2002 versus
$904,185 in the last fiscal year. This compensation related to stock issued in lieu of salaries, consultant fees and expenses and in exchange for professional services rendered.

Interest expense aggregated $341,574 during the year ended September 30, 2002 compared to $13,014 during the year ended September 30, 2001. This increase results principally from non-cash interest expense of $270,000 related to the Company's credit facility and interest paid on the credit facility and convertible debentures in the 2002 fiscal year.

For the full 2002 fiscal year, the Net Loss was $1,331,285 or $.12 per share versus a Net Loss in fiscal 2001 of $1,514,868 or $.27 per share.

Liquidity and Capital Resources
-------------------------------

Cash on hand at the end of fiscal 2002 increased by $41,576 from fiscal 2001. Current Assets increased $13,159 to $833,719 of which $505,014 are current account receivables and all due within the next 90 days. Current Liabilities decreased $88,905 to $1,044,166. The Company has negotiated a $1,000,000 credit facility collateralized by receivables, of which $500,000 remains available. The company maintains significant cash resources reflecting this credit facility, increased sales and growing accounts receivable to provide for all general corporate operations in the foreseeable future.

Net cash used in operating activities increased from $450,442 to $622,906 an increase of 38.3% over fiscal 2001. The net cash used in operating activities was comprised of the net loss of $1,331,285 offset principally by non-cash stock issuances and subscriptions aggregating $1,072,116 and a decrease in accounts payable and accrued expenses of $366,046.

Net cash used in investing activities during fiscal year 2002 consisted of the purchase of property and equipment aggregating
$71,158.

Net cash provided by financing activities was $735,640 in fiscal
2002.The net cash provided by financing activities was comprised of proceeds from notes payable aggregating $506,600 convertible debentures aggregating $400,000 and stock issuances aggregating
$58,540 offset by repayments of notes payable aggregating $100,000 and repayments of convertible debentures aggregating $129,500.

The Company believes that fiscal 2003 will be a commercially robust year. The Company expects to introduce a major product into retail stores and its SNORenz[R] Brand continues to grow in popularity. In addition, overseas sales are expected to contribute an approximate 20% increase to sales in FY 2003. The disappearance of the one-time burdens of legal, computer and other non-recurring expenses would add to a commercially robust year.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the notes to our financial statements for the year ended September 30, 2002 are those that depend most heavily on these judgments and estimates.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements.

Forward Looking  Statements
---------------------------

When used throughout in this Form 10-SB filing, the words "believe", "should", "would" and similar expressions that are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the next fiscal year, the Company's beliefs and its views about the long-term future of the industry and the Company, its suppliers or its other strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission ("SEC") filings, unforeseen circumstances or events could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10-SB filing.


ITEM 7.	FINANCIAL STATEMENTS

The Financial Statements that constitute Item 10 appear at the end of this report (page 17).


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Pursuant to Item 304 of Regulation S-B the registrants states:

(a) (1)	On January 7, 2002, the Registrant changed accountants from
Richard H. Harris & Associates, PA to Stark Winter Schenkein & Co., LLP, 7535 East Hampden Ave., Suite 109, Denver, CO 80231.

	(i)	Richard H. Harris & Associates, PA elected not to stand for
reappointment as the Company's independent accountant;

	(ii)	The financial statements reported on by Richard H. Harris &
Associates, PA were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interim period through January 7, 2002;

	(iii)	The decision to change accountants was approved by the
Registrant's Board of Directors; and

        (iv)    (A)     There were no disagreements related to accounting
principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through January 7, 2002.

		(B)	Not applicable;

		(C)	Not applicable;

		(D)	Not applicable; and

		(E)	Not applicable.

	(2)	On January 7, 2002, the Registrant engaged Stark Winter
Schenkein & Co., LLP, as its independent accountants.

		(i)	The Registrant did not consult with Stark Winter
Schenkein & Co., LLP, its new independent accountants, regarding any matter prior to its engagement; and

		(ii)	Not applicable.

	(3)	The Registrant has provided to Richard H. Harris &
Associates, PA, its former accountants, a copy of the disclosures contained in this item and the Registrant has requested a letter from Richard H. Harris & Associates, PA, addressed to the Commission, confirming the statements made by the Registrant in this item . A copy of such letter was filed with the Commission.

(b)	Not applicable.

                                PART III
                                --------

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS


Name                    Age       Position
----                    ---       --------
Paul B. Kravitz         70        Chairman; Chief Executive Officer
                                  Secretary and Director

Paul S. Mitchell        49        President, Treasurer, Chief
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

Paul B. Kravitz (70) is Chairman and Chief Executive Officer. He has been a member of the Board of Directors since company inception.
Prior to founding Med Gen and its principal product SNORenz[R], Mr. Kravitz was the President and CEO of a public company (AppleTree Companies, Inc.) engaged in the manufacture and distribution of food supplies to convenience stores in 24 states. Annual Sales exceeded $38 million. Mr. Kravitz retired from that company in 1996.

From 1986 until 1992, Mr. Kravitz was the CEO and principal shareholder of The Landon Group, a financial services company. In 1990/1991, Mr. Kravitz was appointed Chairman of the Southeast Bank's Leasing Division, an appointment made by the Federal Deposit Insurance Corporation which was in the process of liquidating that bank. From 1960 until the mid-1980's, Mr. Kravitz was the CEO of several furniture companies (American Furniture Company, Inc., and Furniture Resources International, Inc.) whose operations encompassed manufacturing of and marketing to retail showrooms nationwide. The furniture companies were taken public in 1979 and had reached combined sales in excess of $450,000,000..

Mr. Kravitz is a graduate of Boston University with a BS Degree. He is a published writer for the aviation industry, food industry and the natural supplement industry. He has appeared on national television, in infomercials for SNORenz[R] and Med Gen. Mr. Kravitz is a veteran of the Korean War and served honorably as an officer in the United States Air Force. Mr. Kravitz was honorably discharged receiving the Distinguished Service Medal for his military service during the Korean War. In 1955 he was retired from active duty and placed on Reserve. In 1972 he was retired as a permanent 1st Lt. USAFR after 20 years of service to his country.

Paul S. Mitchell (49) is the President and Chief Operation Officer. He has also been a Director of the Company since 1997. In 1995, Mr. Mitchell sold his food services company (the Sandwich Makers) to AppleTree, becoming that company's Chief Operating Officer. From $135,000 in sales in 1987, sales had increased to almost $5 million by the time it was sold to AppleTree. Prior to 1987, Mr. Mitchell worked for Tasty Baking Company based in Pennsylvania, and for whom he held several positions nationwide.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows that for the fiscal years ended September 30, 2000, September 30, 2001 and September 30, 2002 the cash and other compensation paid to each of the executive officers and directors of the Company.

                         Annual Compensation
                         -------------------

Name and                                  Other          Award         Other
Position Held     Year    Salary  Bonus   Compensat'n    Restricted    Stock
                                                         Stock         Awards
-----------------------------------------------------------------------------

Paul B. Kravitz,
Chairman & CEO,
Director          2002    78,000   -0-    2,500,000(1)       -0-         -0-
                                            Options
                  2001         0   -0-    2,635,000(2)       -0-         -0-
                                            Options
                  2000     9,000   -0-        -0-            -0-         -0-
-----------------------------------------------------------------------------

Paul S. Mitchell
President & COO,
Director          2002    78,000   -0-    2,500,000(1)       -0-         -0-
                                            Options
                  2001         0   -0-    2,635,000(2)       -0-         -0-
                                            Options
                  2000     9,000   -0-        -0-            -0-         -0-
-----------------------------------------------------------------------------


(1) The Options granted in 2002 were in lieu of salary. They were as follows: 2,000,000 @ .30 per share, 1,000,000 @ .1310 per share,
    2,000,000 @ .25 per share and 3,000,000@ .30 per share. A total of 8 million options were granted to management and registered on Form S-8 in fiscal 2002.

(2) The Options granted in 2001 were in lieu of salary. They are as follows: 270,000 @ .25 per share and 2,000,000 @ .1350 per share. A total of 2,270,000 options were granted to management and registered on Form S-8 in fiscal 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTSAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS



----------------------------------------------------------------------------
    (1)                 (2)                   (3)                 (4)
----------------------------------------------------------------------------
                Name and Address of    Amount and Nature
Title of Class  Beneficial Owner       of Beneficial Owner  Percent of Class
----------------------------------------------------------------------------
                Paul B. Kravitz
Common Stock    4320 NW 101 Drive         1,473,000              11.76%
                Coral Springs, FL 33065
----------------------------------------------------------------------------
                Paul S. Mitchell
Common Stock    7284 W. Palmetto Pk Rd    1,473,000              11.76%
                Boca Raton, FL  33433
----------------------------------------------------------------------------
Directors and Executive Officers
as a group (2 persons)                    2,946,000              23.53%
----------------------------------------------------------------------------



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years there have been no transactions to which the Company was a party with the following persons who had or would have a direct or indirect material interest in the transaction :

Any director or executive officer of the Company, Any nominee for election as a director, any security holder or any immediate family of any of the directors, executive officers or affiliates of the Company.

Mr Kravitz and Mr.Mitchell hold 1,646,000 shares in Di-Su Holding. Di -Su Holding is an affiliate of the Company. They each beneficially own 50% of Di-Su Holding. During the past two years there have been no material transactions between the Company and Di-Su Holding.

Mr. Kravitz and Mr. Mitchell have signed two identical Employment Contracts dated September 27, 2002.The contracts provide for a gross income of $150,000 each and participation in the Company's benefit plans and stock option plans. The contract also calls for the payment of a 1.66% Bonus based on pre-tax income or net cash flow, whichever is greater. The terms are for five years and provide for termination under normal and usual conditions.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit 3.1   Agreement of Share Exchange with I.C.C., dated July 26th,
              2002

Exhibit 23    Independent Auditors Consent, filed herewith

Exhibit 24    Certification Under Sarbane-Oxley Act

     (b)  The following documents are filed as part of the report:

          1.      Financial statements

                       Independent Auditor's Reports
                       Balance Sheet
                       Statements Of Operations
                       Statement of Stockholders' (Deficit)
                       Statements of Cash Flows
                       Notes To Financial Statements

     (c)  Reports on Form 8-K

          The Company filed a report on Form 8-K announcing a change in it's auditors.

          The registrant will send its annual report to security holders and proxy solicitation material subsequent to the filing of this form and shall furnish copies of both to the Commission when they are sent to security holders.


ITEM 14.  CONTROLS AND PROCEEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Acts reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures , no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


MED GEN, INC.
(Registrant)


Date: November 13, 2002



By:_______/s/ Paul B. Kravitz____________
              (Signature)

_____________Chairman and CEO____________
(Print name and title of signing officer)

CERTIFICATIONS

Paul B Kravitz, Chairman and Chief Executive Officer

I, Paul B. Kravitz, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Med Gen, Inc. (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the registrants board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: _______/s/Paul B. Kravitz___________
    Paul B. Kravitz
    Chairman and Chief Executive Officer


November 13, 2002

Jack Chien, Vice President Finance and Chief Financial Officer

I, Jack Chien Vice President, Finance and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Med Gen, Inc. (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the registrants board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: _______/s/Jack Chien________________
    Jack Chien
    Vice President, Financial and Chief
    Financial Officer


November 13, 2002

                               MED GEN, INC.

                           FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2002

                              C O N T E N T S


Reports of Independent Auditors

Financial Statements:

Balance Sheet

Statements of Operations

Statement of Stockholders' (Deficit)

Statements of Cash Flows

Notes to Financial Statements

                    REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Med Gen, Inc.

We have audited the accompanying balance sheet of Med Gen, Inc. as of September 30, 2002, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc. as of September 30, 2002, and results of its operations and its cash flows for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.




Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP


Denver, Colorado
October 31, 2002

                  REPORT OF INDEPENDENT AUDITORS


To The Board of Directors and Stockholders
Med Gen, Inc

We have audited the accompanying balance sheet of Med Gen, Inc. as of September 30, 2001, and the related statements of operations, changes in stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc., as of September 30, 2001, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



RICHARD H. HARRIS & ASSOCIATES, P.A.


/s/Richard H. Harris & Associates, P.A.


Fort Lauderdale, Florida
December 7, 2001

                                Med Gen, Inc.

                                Balance Sheet

                             September 30, 2002



ASSETS

Current Assets
   Cash and cash equivalents                               $      49,563
    Accounts receivable, net of reserve of $70,000               505,014
    Inventory                                                    257,013
    Other current assets                                          22,129
                                                           -------------
      Total Current Assets                                       833,719

Property and Equipment, net                                       92,505

Other Assets
    Deposits                                                      64,148
    Assets held for sale                                          78,322
    Other                                                         11,325
                                                           -------------
                                                           $   1,080,019
                                                           =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                   $     410,466
   Notes payable - officers                                      100,000
   Note payable                                                  503,700
   Convertible debentures                                         30,000
                                                           -------------
      Total Current Liabilities                                1,044,166

Convertible debentures                                           400,000
                                                           -------------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                     -
   Undesignated, 3,500,000 shares authorized                           -
   Common stock, $.001 par value, 50,000,000
     shares authorized, 12,517,216 shares
     issued and 12,497,216 shares outstanding                     12,517
   Paid in capital                                             4,159,492
   Accumulated (deficit)                                      (4,440,696)
                                                           -------------
                                                                (268,687)

   Receivable for common stock                                   (85,460)
   Treasury stock, at cost 20,000 shares                         (10,000)
                                                           -------------
                                                                (364,147)
                                                           -------------
                                                           $   1,080,019
                                                           =============


            See accompanying notes to the financial statements

                                Med Gen, Inc.

                          Statements of Operations

               For the Years Ended September 30, 2002 and 2001


                                                      2002            2001
                                                  -----------     -----------

Net Sales                                         $ 3,558,294     $ 2,275,607

Cost of Sales                                       1,233,402         806,044
                                                  -----------     -----------
                                                    2,324,892       1,469,563
                                                  -----------     -----------

Operating expenses:
  Non cash stock compensation                         604,116         904,185
  Selling, general and administrative expenses      2,733,371       2,067,232
                                                  -----------     -----------
                                                    3,337,487       2,971,417

(Loss) from operations                             (1,012,595)     (1,501,854)

Other (income) expense:
  Other (income)                                      (22,884)              -
  Interest expense                                     71,574          13,014
  Non cash interest expense                           270,000               -
                                                  -----------     -----------
                                                      318,690          13,014
                                                  -----------     -----------
Net (loss)                                        $(1,331,285)    $(1,514,868)
                                                  ===========     ===========


Per share information - basic and fully diluted:

 Weighted average shares outstanding               11,354,891       5,599,267
                                                  ===========     ===========

 Net (loss) per share                             $     (0.12)    $     (0.27)
                                                  ===========     ===========



            See accompanying notes to the financial statements

                               Med Gen, Inc.

                    Statement of Stockholders' (Deficit)

               For the Years Ended September 30, 2002 and 2001

                                         Common Stock
                                     --------------------
                                                             Addt'l
                                                             Paid in      Treasury    Subscription   Accumulated
                                      Shares       Amount    Capital       Stock       Receivable      Deficit         TOTAL
                                    ----------     ------   ----------   ---------    ------------   ------------    ----------

Balance, September 30, 2000          4,444,716     $4,445   $1,759,913   $     -      $       -      $(1,594,543)    $  169,815

Issuance of shares for services        901,500        901      164,209         -              -              -          165,110
Issuance of shares for conversion
  of loan                              170,000        170       84,830         -              -              -           85,000
Exercise of stock options            2,285,000      2,285      140,965         -              -              -          143,250
Repurchase of shares                      -          -            -        (10,000)           -              -          (10,000)
Conversion of shares to debenture      (50,850)       (51)     (16,949)        -              -              -          (17,000)
Issuance of shares for cash            323,550        324      107,526         -              -              -          107,850
Value attributed to options issued        -          -          89,700         -              -              -           89,700
Value attributed to repriced
  options                                 -          -         617,625         -              -              -          617,625
Net (loss) for the year                   -          -            -            -              -       (1,514,868)    (1,514,868)
                                    ----------     ------   ----------   ---------     -----------   -----------     ----------

Balance, September 30, 2001          8,073,916      8,074    2,947,819     (10,000)           -       (3,109,411)      (163,518)

Cancellation of shares                (115,000)      (115)     (20,010)        -              -              -          (20,125)
Issuance of shares for services      1,918,300      1,918      548,323         -              -              -          550,241
Issuance of shares for cash            140,000        140       13,860         -              -              -           14,000
Exercise of stock options            1,000,000      1,000      129,000         -          (130,000)          -             -
Subscribed shares                         -          -         198,000         -              -              -          198,000
Issuance of shares as interest
 payment                            1,500,000      1,500      268,500          -              -              -          270,000
Payment on stock subscription             -          -            -            -            44,540           -           44,540
Value attributed to options issued        -          -          74,000         -              -              -           74,000
Net (loss) for the year                   -          -            -            -              -       (1,331,285)    (1,331,285)
                                    ----------     ------   ----------   ---------     -----------   -----------     ----------

Balance, September 30, 2002         12,517,216    $12,517   $4,159,492   $ (10,000)    $   (85,460)  $(4,440,696)    $ (364,147)
                                    ==========    =======   ==========   =========     ===========   ===========     ==========


            See accompanying notes to the financial statements

                                Med Gen, Inc.

                           Statements of Cash Flows

                 For the Years Ended September 30, 2002 and 2001

                                                        2002            2001
                                                     -----------     -----------

Net (loss)                                           $(1,331,285)    $(1,514,868)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
  Depreciation and amortization                           23,908          14,349
  (Loss) on disposition of property and equipment          3,331            -
  Write off of receivable from affiliate                  10,908         116,235
  Allowance for doubtful accounts                         10,000          50,000
  Common shares issued for interest                      270,000            -
  Common shares subscribed for services                  198,000            -
  Common shares and options issued for services          604,116       1,015,726
Changes in assets and liabilities:
  (Increase) in accounts receivable                      (81,405)       (221,209)
  (Increase) in inventory                                (44,138)       (146,324)
  (Increase) decrease in subscriptions receivable         55,000         (55,000)
  (Increase) in other current assets                        (270)        (89,688)
  (Increase) decrease in deposits and other assets        24,975         (16,961)
  Increase (decrease) in accounts payable and
    accrued expenses                                    (366,046)        397,298
                                                     -----------     -----------
Net cash (used in) operating activities                 (622,906)       (450,442)
                                                     -----------     -----------

Cash flows from investing activities:
  Acquisition of property and equipment                  (71,158)        (14,048)
  Purchase of treasury shares                               -            (10,000)
                                                     -----------     -----------
Net cash (used in) investing activities                  (71,158)        (24,048)
                                                     -----------     -----------

Cash flows from financing activities:
  Proceeds from note payable                             456,600         235,000
  Proceeds from notes payable - officers                  50,000            -
  Repayment of notes payable                            (100,000)         (2,900)
  Proceeds from convertible debentures                   400,000         142,500
  Repayment of convertible debentures                   (129,500)           -
  Proceeds from stock issuances                           58,540         107,850
                                                     -----------     -----------
Net cash provided by financing activities                735,640         482,450
                                                     -----------     -----------

Net increase in cash                                      41,576           7,960

Beginning - cash balance                                   7,987              27
                                                     -----------     -----------
Ending - cash balance                                $    49,563     $     7,987
                                                     ===========     ===========

Supplemental cash flow information:
  Cash paid for income taxes                         $      -        $      -
  Cash paid for interest                             $    71,574     $    10,945

Non cash investing and financing activities:
  Common shares issued for conversion of
    debenture                                        $      -        $    17,000
  Assets held for sale received in settlement
    of debt                                          $    78,322     $      -
  Repayment of note payable by issuance of
    new note                                         $    47,100     $      -
  Common shares issued to officers for receivable    $   130,000     $      -




            See accompanying notes to the financial statements

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Reclassifications

Certain items presented in the previous period's financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes revenue when services are provided or products are shipped and is presented net of returns.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at September 30, 2002 consisted of finished goods and packaging materials.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets are expensed. Certain idle property and equipment with a basis and approximate fair market value of $78,322 has been reclassified to property held for sale at September 30, 2002.

Depreciation and Amortization

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

         Furniture and fixtures             7 years
         Office and computer equipment      5 years
         Computer software                  3 years
         Leasehold improvements             5 years

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002


Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The fair value of long-term debentures approximates the carrying value as the stated interest rates of the debentures reflect current market conditions.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. To date, no such impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $151,350 and $41,091 for the years ended September 30, 2002 and 2001.

Segment Information

The Company follows SFAS 131, Disclosures about "Segments of an
Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002


Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002


The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 consisted of the following:

     Furniture and office equipment                   $  51,539
     Computer equipment and  software                    71,255
     Leasehold improvements                               8,090
                                                      ---------
                                                        130,884
     Accumulated depreciation and amortization         ( 38,379)
                                                      ---------
                                                      $  92,505
                                                      =========


Depreciation and amortization expense for the years ended September 30, 2002 and 2001 was $23,908 and $12,090.

NOTE 3. NOTES PAYABLE - OFFICERS

Notes payable officers consisted of two unsecured loans of $50,000 each bearing interest at 10% and 0%, respectively. These notes are due on demand.

NOTE 4. NOTE PAYABLE

During October 2001 the Company entered into security agreement to borrow up to $1,000,000 and in conjunction with this refinanced certain loans into a $350,000 note payable due during January 2002 with interest at 7.5% per annum. As additional consideration for the loan, the Company issued 1,500,000 shares of its common stock (see
Note 7). During March 2002 the Company refinanced this obligation into a $500,000 note payable. This note bears interest at 8% per annum, requires interest payments of $3,333 per month and is due on March 23, 2003. During 2002 the lender advanced an additional $3,700 on this note.

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002


NOTE 5. CONVERTIBLE DEBENTURES

Convertible debentures, as of September 30, 2001, aggregated $159,500 maturing on July 31, 2002 and providing for 8% annual interest. Each 1,000 face value debenture is convertible into 2,000 shares of common stock. Additionally, each 1,000 face value debenture includes 1,000 warrants, which are convertible into 1,000 shares of common stock at $1.25 per share. The warrants are non-detachable and expire on July 31, 2004. During July 2002 the Company repaid $129,500 of these debentures and renewed a $30,000 debenture at an 8% annual interest rate maturing during July 2003.

During February through April 2002 the Company issued $400,000 of 8% cumulative convertible debentures due in May 2004 for cash aggregating $400,000. The debentures are convertible into common shares of the Company as follows:

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


NOTE 6. INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002



         Income tax provision at
          the federal statutory rate	  34 %
         Effect of operating losses	 (34)%
                                         ---
                                           -
                                         ===

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $4,070,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2017. The deferred tax asset of approximately
$1,380,000 relating to the operating loss carryforward has been fully reserved at September 30, 2002.

NOTE 7. STOCKHOLDERS (DEFICIT)

Common stock

During January 2001 the Company issued an aggregate of 470,000 shares of its common stock valued at $88,135 to certain employees and non-employees as compensation for services.

During March 2001 a consultant to the Company exercised 285,000 stock options at $.24 per share or $68,250.

During June 2001 the Company repurchased 20,000 shares of its common stock for cash aggregating $10,000.

During June 2001 the Company issued 170,000 shares of its common stock for the conversion of a loan aggregating $85,000. In conjunction with this issuance the Company issued 85,000 stock options exercisable at $1.00 per share. These options expire during July 2004.

During June 2001 the Company issued 323,550 shares of its common stock for cash aggregating $107,850.

During June 2001 a consultant exercised 500,000 stock options at $.05 per share or $25,000.

During August 2001 a consultant exercised 1,500,000 stock options for services valued at $50,000 and a stock subscription receivable of $55,000, which was subsequently paid in December 2001.

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

During October 2001 the Company issued 735,000 shares of common stock to a consultant. The Company charged the fair value of these shares of $183,750 to operations during the year.

During October 2001 the Company issued 1,500,000 shares of common stock as partial consideration for a loan (see Note 4). The Company charged the fair value of these shares of $270,000 to interest expense during the year ended September 30, 2002.

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002


During January 2002 the Company issued 83,300 shares of common stock in exchange for services. The Company charged the fair value of theses shares of $22,491 to operations during the year.

During January 2002 the Company agreed to issue 100,000 shares of common stock for cash aggregating $10,000. The difference between the price paid for the shares and their fair market value of $17,000 has been charged to operations during the year. These shares were issued during May 2002.

During the quarter ended March 31, 2002 the Company agreed to issue 800,000 shares of common stock to officers for services. The Company charged the fair value of these shares of $198,000 to operations during the period. These shares have not yet been issued.

During April 2002 the Company issued 1,000,000 shares of common stock to officers pursuant to the exercise of stock options. The Company has recorded the amount due from these officers of $130,000 as a receivable for common stock. Subsequently $44,540 was paid to the Company by one of the officers.

During May 2002 the Company issued 1,000,000 shares of common stock to officers and a consultant for services. The Company charged the fair value of these shares of $301,000 to operations. In addition, during May 2002 the Company issued 40,000 shares of common stock for cash aggregating $4,000. The difference between the price paid for the shares and their fair market value of $4,000 has been charged to operations.

During July 2002 the Company issued 100,000 shares of common stock for services. The Company charged the fair value of the shares of $22,000 to operations.

During September 2002 the Company rescinded the issuance of 115,000 shares of common stock valued at $20,125 that it had agreed to issue during the year ended September 30, 2001.

Stock-based Compensation

During the years ended September 30, 2002 and 2001 the Company issued options to purchase shares of common stock to certain employees and non-employees. Compensation costs charged to operations aggregated $74,000 and $89,700 for the years ended September 30, 2002 and 2001. In addition, the Company repriced certain options during the year ended September 30, 2001 which resulted in a charge to operations of $617,625.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended September 30, 2002 and 2001: expected life of options of 3 to 5 years, expected volatility of 178% and 34% risk-free interest rate of 3% and 4.0% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended September 30, 2002 and 2001 approximated $.16 and $.06 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002


                                          2002            2001
                                       ----------      -----------
Net (loss)
   As reported                         $1,331,285      $(1,514,868)
   Proforma                            $2,131,285      $(1,674,868)
Basic and diluted (loss) per share
   As reported                         $(.12)          $(.27)
   Proforma                            $(.19)          $(.30)



A summary of stock option activity is as follows:


                                                   Weighted      Weighted
                                        Number     average        average
                                            of     exercise         fair
                                        shares      price          value
                                     ----------    --------      --------
        Balance at
          September 30, 2000            100,000     $.50            $.50
        Granted                       9,747,200     $.52            $.38
        Exercised/Forfeited           2,285,000     $.09            $.45
        Balance at                   ----------

          September 30, 2001          7,562,200
        Granted                       5,340,000     $.23            $.20
        Exercised/Forfeited           1,775,000     $.18            $.18
        Balance at                   ----------

          September 30, 2002         11,127,200     $.28
                                     ==========


The following table summarizes information about fixed-price stock options at September 30, 2002:

                                Outstanding                        Exercisable
                                -----------                        -----------
                  Weighted       Weighted       Weighted-
                   Average        Average       Average
Exercise           Number       Contractual     Exercise      Number        Exercise
 Prices          Outstanding       Life          Price       Exercisable      Price
--------         -----------    -----------     --------     -----------    --------

 $0.13             3,000,000     4.0 years       $0.13         3,000,000      $0.13
 $0.17             3,000,000     4.8 years       $0.17         3,000,000      $0.13
 $0.20 to
 $0.25             3,045,000     3.9 years       $0.25         3,045,000      $0.25
 $0.30             1,000,000     4.0 years       $0.30         1,000,000      $0.30
 $0.38 to
 $0.54               500,000     1.1 years       $0.45           500,000      $0.45
 $1.00               170,000     1.8 years       $1.00           170,000      $1.00
 $1.25               235,850     1.8 years       $1.25           235,850      $1.25
 $2.50               176,350     1.0 year        $2.50           176,350      $2.50
                  ----------                                  ----------
                  11,127,200                                  11,127,200
                  ==========                                  ==========

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002


NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and two warehouse facilities under operating leases for gross monthly rent, including common area maintenance, of approximately $16,800. The office lease provides for no annual cost of living adjustments in the base rent and the warehouse leases provide for fixed annual increases in the base rent.

Future minimum lease payments under all non-cancelable operating leases for years ending subsequent to September 30, 2002 are as follows:

                2003      $  195,300
                2004         157,700
 		2005	      27,000
                          ----------
                          $  380,000
                          ==========

Rent expense for the years ended September 30, 2002 and 2001 was $342,900 and $262,006.

Employment Contracts

On September 27, 2002 the Company entered into 5-year employment contracts with 2 officers. Each contract provides for annual salary payments aggregating $150,000 plus a bonus equal to 1.66% of the Company's pre tax income or net cash-flow whichever is greater.

Litigation

The Company is involved in various legal actions arising in the normal course of business including a pending case in which the Company is seeking payment on an open account aggregating approximately $42,000 and in which a counter suit has been filed in which the plaintiff is seeking damages of approximately $1,200,000 for breach of contract. In the opinion of management, the likelihood of success by plaintiffs against the Company is small and such matters will not have a material effect upon the financial position of the Company.

During July 2002 the Company entered into an agreement with the manufacturer of several of its products, whereby the Company would acquire all of the outstanding common shares of the manufacturer and certain related entities for $2,000,000 in shares of common stock at the Company's stock value at closing, $3,000,000 in cash and $2,000,000 evidenced by a note payable over 3 years with interest at 8% per annum. The note is convertible into common shares of the Company at the average price of the Company's common stock for the five business days prior to conversion This acquisition is contingent upon the Company obtaining the necessary funding to complete the transaction which at a minimum must aggregate $12,000,000.

NOTE 9. CONCENTRATIONS

During years ended September 30, 2002 and 2001, the Company derived substantially all of its revenue from the sale of one product, SNORENZ. Credit is granted to their customers in the normal course of business.

The Company derived 40%, 13% and 12% of its total sales from three major customers during the year ended September 30, 2002 and 40% of its total

                              Med Gen, Inc.
                        Notes to Financial Statements
                           September 30, 2002


sales from three major customers during the year ended September 30, 2001. At September 30, 2002 outstanding accounts receivable from these three customers accounted for 70% of net accounts receivable.

The Company has an exclusive contract with a single manufacturing company to produce SNORENZ.

NOTE 10. RELATED PARTY TRANSACTIONS

Receivables from affiliates

During the years ended September 30, 2002 and 2001, the Company wrote off advances and accounts receivable aggregating $10,908 and $165,660 as bad debts from related entities by virtue of common control.