Form 10QSB
period 2002-12-31
MED GEN INC
filed 2003-01-30
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2002
                                            -----------------

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

Common Stock, Par Value $.001 per share

156,465 Shares outstanding as of December 31, 2002. The Nasdaq has assigned a new cusip number and symbol for the Company. It will trade under the new symbol "MDGN" on or about February 3, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No  [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - December 31, 2002 (Unaudited)

          Statements of Operations - Three months ended December 31, 2002 and 2001 (Unaudited).

          Statements of Cash Flows - Three months ended December 31, 2002 and 2001 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                                 MED GEN, INC.


     This Form 10-QSB for the period ended December 31, 2002 reflects an 80:1 reverse split of the Company's Common Stock which was approved by the Board of Directors on January 20, 2003. The Nasdaq has assigned a new cusip number and symbol for the Company. It will trade under the new symbol "MDGN" on or about February 3, 2003.

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Med Gen, Inc.
                                Balance Sheet
                              December 31, 2002
                                 (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                                $      13,734
    Accounts receivable                                           512,610
    Inventory                                                     283,255
    Officer advances                                                7,981
    Other current assets                                           69,537
                                                            -------------
      Total Current Assets                                        887,117
                                                            -------------

Property and Equipment, net                                        88,849
                                                            -------------

Other Assets
    Deposits                                                       90,705
    Assets held for sale                                           77,922
    Other                                                          11,325
                                                            -------------
                                                                  179,952
                                                            -------------

                                                            $   1,155,918
                                                            =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                    $     332,307
   Notes payable - officers                                       100,000
   Notes payable                                                  600,000
   Convertible debentures                                          30,000
                                                            -------------
      Total Current Liabilities                                 1,062,307
                                                            -------------

Convertible debentures                                            400,000
                                                            -------------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized                                                        -
   Undesignated, 3,500,000 shares authorized                            -
   Common stock, $.001 par value, 20,000,000
     shares authorized, 156,465 shares
     issued and outstanding                                           156
   Paid in capital                                              4,161,853
   Accumulated (deficit)                                       (4,382,938)
                                                            -------------
                                                                 (220,929)
   Receivable for common stock                                    (85,460)
                                                            -------------
                                                                 (306,389)
                                                            -------------

                                                            $   1,155,918
                                                            =============


               See accompanying notes to financial statements.

                                Med Gen, Inc.
                           Statements of Operations
           For the Three Months Ended December 31, 2002 and 2001
                              (Unaudited)

                                                       2002         2001
                                                    ----------    ----------
Net Sales                                           $  554,678    $  952,879

Cost of Sales                                          106,819       271,032
                                                    ----------    ----------

Gross profit                                           447,859       681,847
                                                    ----------    ----------

Operating expenses:
  Selling, general and administrative expenses         355,932       684,211
                                                    ----------    ----------

Income (loss) from operations                           91,927        (2,364)
                                                    ----------    ----------

Other (income) expense:
  Other (income) expenses                                    -       (23,065)
  Interest expense                                      34,169        17,443
  Non cash interest expense                                  -       210,000
                                                    ----------    ----------
                                                        34,169       204,378
                                                    ----------    ----------

Income (loss) before income taxes                       57,758      (206,742)

Income taxes                                                 -             -
                                                    ----------    ----------

Net income (loss)                                   $   57,758    $ (206,742)
                                                    ==========    ==========

Per share information - basic and fully diluted:

 Weighted average shares outstanding                   156,465       128,861
                                                    ==========    ==========

 Net income (loss) per share                        $     0.37    $    (1.60)
                                                    ==========    ==========






              See accompanying notes to financial statements.

                                 Med Gen, Inc.
                          Statements of Cash Flows
           For the Three Months Ended December 31, 2002 and 2001
                                (Unaudited)

                                                    2002             2001
                                                 ----------       ----------

Cash flows from operating activities:
 Net cash (used in) operating activities         $ (133,021)      $ (174,219)
                                                 ----------       ----------

Cash flows from investing  activities:
 Net cash (used in) investing activities             (2,808)         (12,625)
                                                 ----------       ----------

Cash flows from financing activities:
 Net cash provided by financing activities          100,000          255,800
                                                 ----------       ----------

Net increase (decrease) in cash                     (35,829)          68,956

Beginning - cash and cash equivalents                49,563            7,987
                                                 ----------       ----------

Ending - cash and cash equivalents               $   13,734       $   76,943
                                                 ==========       ==========

















              See accompanying notes to financial statements.

                                MED GEN, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2002
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2002 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

During March 2002 the Company refinanced certain obligations to a lender into a $500,000 note payable. This note bears interest at 8% per annum, requires interest payments of $3,333 per month and is due on March 23, 2003. During the quarter ended December 31, 2002 the Company borrowed an additional $100,000 from this lender.

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

(6)	Convertible Debentures - long-term

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

During February 2003 the Company affected a one for eighty reverse stock split. All share and per share amounts have been restated to give effect to this split.

During January 2003 the Company commenced a private placement of its common stock. The Company is offering a minimum of 1,250,000 and a maximum of 1,785,714 units at $2.80 per unit. Each unit consists of 1 share of common stock and 1 warrant to purchase 1 common share for a period of four years from the date of issuance. The warrants carry two separate reset provisions which are not contingent on each other. The first reset provision occurs if the Company fails to file a registration statement within 60 days of the closing of the offering. In the event the company does not file within the 60 day period, the warrants will be adjusted to an exercise price of $1.40. The second reset provision occurs in the event that after twelve months from the beginning of the first quarter following the date of the closing of this offering, the Company does not have net profits after taxes of at least $800,000; in such case, each warrant will be adjusted by 50% of the original $2.80 offering price or the previously adjusted price of $1.40. Based upon this second reset provision the warrants could carry an exercise price as low as $.70. The warrants are callable, at the discretion of the Company, if the average closing bid price for the underlying shares is $4.50 or more for any

20 consecutive calendar days during the term of the warrant. If the Company elects to call the warrants, the warrant holder must exercise his warrants within 15 calendar days from the date of the call notification. In the event the Company calls the warrants any warrants not converted into common stock by the warrant holder within the 15 day conversion time of the call, will expire and the holder will lose its right to convert the warrants in the future.

(8)	Concentrations

During the period ended December 31, 2002 the Company derived 52% of its total sales from a single customer and during the period ended December 31, 2001 the Company derived 50% and 23% of its sales from two customers.

(9) 	Commitments and Contingencies

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

Other

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

Employment Contracts

On September 27, 2002 the Company entered into 5-year employment contracts with 2 officers in contemplation of the closing of the acquisition described above and the completion of a private placement. Each contract provides for annual salary payments aggregating $150,000 plus a bonus equal to 1.66% of the Company's pre-tax income or net cash-flow whichever is greater. The contracts will not become effective until the completion of the proposed private placement described in Note 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

Three months ended December 31, 2002
Compared with three months ended December 31, 2001
-----------------------------------------------------------------------------

GENERAL
-------

The Company has been headquartered at 7284 W. Palmetto Park Rd., Suite 106, Boca Raton, Florida 33433 since December 1999. Although the Company has expanded through 2002 it does not foresee any need to further expand its 4500 sq.ft. Corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.


Results of Operations
-----------------------------------------------------------------------------

For the 2003 first fiscal quarter ended December 31, 2002, Sales decreased 41.79% to $554,678. This decrease was due to K-Mart's closing of stores and the one time "ramp up" of orders to 1800 Wal-Mart stores during the December 2002 quarter. Gross profit for the first quarter was $447,859 versus $681,847 for the year ago quarter, a decrease of 34.32%. Gross profit margins for the quarter increased to 80.74% of sales up from 71.56% in the previous year ago quarter reflecting managements continuing emphasis on reducing the cost of product and the reduction of sales to Wal-Mart which carry lower gross margins.

Operating expenses (selling, general and administrative expenses) decreased to $355,932 from $684,211, a decrease of 47.98%. The decrease is due to several factors, decreased revenue, which resulted in a decrease in commissions of $114,475, a decrease in legal fees of $65,690, which was higher in 2002 as a result of litigation and the elimination of the one-time expenses associated with doing business with major retailers. These include, computer up-grades, communications links and data transmission. Operating income was $91,927 as apposed to a loss of $2,364 in the prior year's quarter.

Interest expense decreased from $227,443 in the year ago quarter to $34,169. This due to the $210,000 of non-cash interest recorded in 2002 related to the Company's credit facility.

For the first fiscal quarter the company reported a profit of $.37 per share versus a loss of $1.60 per share in the year ago quarter.

Liquidity and Capital Resources
-------------------------------

Cash on hand at December 31, 2002 was $13,734 and the Company had a working capital deficit of $175,190 at December 31, 2002.

Net cash used in operating activities was $133,021 during the quarter ended December 31, 2002, which consisted principally of net income offset by increases in prepaid expenses of $47,408, inventory of $26,242 and deposits of $26,557 and a decrease in accounts payable and accrued expenses of $78,159.

Net cash used in investing activities was $2,808 during the quarter ended December 31, 2002, which consisted of the acquisition of equipment.

Net cash provided by financing activities was $100,000 during the quarter ended December 31, 2002, which consisted of additional borrowings under the credit facility.

The Company expects to introduce at least one new product into retail stores and its SnorEnzr Brand continues to grow in popularity, especially in the international markets. Further, the Company has affected a 5% price increase effective March 1st 2003. The Company has also eliminated one-time burdens of legal, computer and other non-recurring expenses. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the notes to our financial statements for the quarter ended December 31, 2002 are those that depend most heavily on these judgments and estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed inn the notes to the financial statements in our September 30, 2002 audited financial statements.

FORWARD LOOKING STATEMENTS
--------------------------

When used throughout in this form 10QSB filing, the words "believe", "should", "would", and similar expressions that are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the next fiscal year, the Company's beliefs and its views about the long term future of the industry and the Company, its suppliers or its strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission ("SEC") filings, unforeseen circumstances or events could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10QSB filing.

                              PART II
                              -------

Item 1.  LEGAL PROCEEDINGS

Not applicable.



Item 2.  CHANGE IN SECURITIES

Not Applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


Item 5.  OTHER INFORMATION

         Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) There are no exhibits required to be filed for the period covered by this Report.

        (b) There were no reports filed on Form 8-K for the period covered by this Report.


---------------------------------------------------------------------------


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Med Gen, Inc.
                                        (Registrant)


Date: January 28, 2003
                                        By:______/s/Paul B. Kravitz_____
                                           Paul B. Kravitz
                                           Chief Executive Officer

                          CERTIFICATIONS

I, Paul Kravitz, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Med Gen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quaterly report;

Date:  January 28, 2003



                      By:_______/s/Paul B. Kravitz___________
                         Paul Kravitz
                         Chief Executive Officer



I, Jack Chien, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Med Gen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quaterly report;

Date:  January 28, 2003



                      By:__________/s/Jack Chien_____________
                         Jack Chien
                         Chief Financial Officer, and
                         Principal Accounting Officer