Form 10QSB/A
period 2002-12-31
MED GEN INC
filed 2003-02-05
CIK 1045707

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

This amendment to the Company's Form 10-QSB for the period ended December 31, 2002 is filed for the purpose of providing additional disclosure regarding the Company's internal controls and procedures (See Part I, Item 3. Controls and Procedures) and for the purpose of adding additional compliance lanugage to the Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Item 3.   Controls and Procedures.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATIONS

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

Interest expense decreased from $227,443 in the year ago quarter to $34,169. This is due to the $210,000 of non-cash interest recorded in 2002 related to the Company's credit facility.

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


Item 3. Controls and Procedures.
--------------------------------

The Company's Chief Executive Officer/Chief Financial Officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

         Not Applicable


Item 5.  OTHER INFORMATION

         Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibit 99.1 -  Certifications Pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002


(b) There were no reports filed on Form 8-K for the period covered by this Report.


---------------------------------------------------------------------------


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Med Gen, Inc.
                                        (Registrant)


Date: February 5, 2003
                                        By:______/s/Paul B. Kravitz_____
                                           Paul B. Kravitz
                                           Chief Executive Officer

      CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Med Gen, Inc. and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to Med Gen, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of Med Gen, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to Med Gen, Inc.'s auditors and the audit committee of Med Gen, Inc.'s board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect Med Gen, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in Med Gen, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 5, 2003



                             By:_______/s/Paul B. Kravitz___________
                             Paul Kravitz
                             Chief Executive Officer

      CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Med Gen, Inc. and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to Med Gen, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of Med Gen, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to Med Gen, Inc.'s auditors and the audit committee of Med Gen, Inc.'s board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect Med Gen, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in Med Gen, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 5, 2003



                         By:__________/s/Jack Chien_____________
                            Jack Chien
                            Chief Financial Officer, and
                            Principal Accounting Officer