Form 10QSB
period 2003-03-31
MED GEN INC
filed 2003-05-07
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003
                                            --------------

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

Common Stock, Par Value $.001 per share

206,385 Shares outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No  [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - March 31, 2003 (Unaudited)

          Statements of Operations - Three months and Six months ended March 31, 2002 and 2003 (Unaudited).

          Statements of Cash Flows - Six months ended March 31, 2002 and 2003 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                               Med Gen, Inc.
                               Balance Sheet
                               March 31, 2003
                                (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                         $       31,841
    Accounts receivable                                     488,546
    Inventory                                               233,020
    Other current assets                                     87,624
                                                     --------------
      Total Current Assets                                  841,031
                                                     --------------

Property and Equipment, net                                  90,159
                                                     --------------

Other Assets
    Deposits                                                 90,706
    Due from affiliates                                      87,697
    Assets held for sale                                     76,922
    Other                                                    11,325
                                                     --------------
                                                     $    1,197,840
                                                     ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses             $      283,757
   Notes payable - officers                                  97,500
   Notes payable                                            696,000
   Convertible debentures                                    30,000
                                                     --------------
      Total Current Liabilities                           1,107,257
                                                     --------------

Convertible debentures                                      400,000
                                                     --------------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000
     shares authorized:
     Series A 8% cumulative, convertible,
       1,500,000 shares authorized                                -
   Undesignated, 3,500,000 shares authorized                      -
   Common stock, $.001 par value, 50,000,000
     shares authorized, 206,285 shares
     issued and outstanding                                     206
   Paid in capital                                        4,409,303
   Accumulated (deficit)                                 (4,385,966)
                                                     --------------
                                                             23,543
   Receivable for common stock                             (332,960)
                                                     --------------
                                                           (309,417)
                                                     --------------
                                                     $    1,197,840
                                                     ==============


           See accompanying notes to the financial statements.

                                Med Gen, Inc.
                          Statements of Operations
   For the Three Months and Six Months Ended March 31, 2002 and 2003
                                  (Unaudited)



                                               Three Months                      Six Months
                                       --------------------------       ---------------------------
                                           2002           2003             2002            2003
                                       -----------     ----------       -----------     -----------

Net Sales                              $   936,451     $  586,140       $ 1,889,330     $ 1,140,818

Cost of Sales                              373,482        233,328           644,514         340,147
                                       -----------     ----------       -----------     -----------
                                           562,969        352,812         1,244,816         800,671
                                       -----------     ----------       -----------     -----------

Operating expenses:
  Non cash stock compensation              233,992              -           233,992               -
  Selling, general and
    administrative expenses                446,030        340,236         1,130,060         696,168
                                       -----------     ----------       -----------     -----------
                                           680,022        340,236         1,364,052         696,168
                                       -----------     ----------       -----------     -----------

(Loss) from operations                    (117,053)        12,576          (119,236)        104,503
                                       -----------     ----------       -----------     -----------

Other (income) expense:
  Other (income) expenses                        -              -           (22,884)              -
  Interest expense                          14,988         15,604            32,431          49,773
  Non cash interest expense                      -              -           210,000               -
                                       -----------     ----------       -----------     -----------
                                            14,988         15,604           219,547          49,773
                                       -----------     ----------       -----------     -----------

Income (loss) before income taxes         (132,041)        (3,028)         (338,783)         54,730

Income taxes                                     -              -                 -               -
                                       -----------     ----------       -----------     -----------
Net income (loss)                      $  (132,041)    $   (3,028)      $  (338,783)    $    54,730
                                       ===========     ==========       ===========     ===========

Per share information
  - basic and fully diluted:

 Weighted average shares outstanding       129,903        173,507           129,376         164,801
                                       ===========     ==========       ===========     ===========

Net income (loss) per share            $     (1.02)    $    (0.02)      $     (2.62)    $      0.33
                                       ===========     ==========       ===========     ===========


           See accompanying notes to the financial statements.

                                 Med Gen, Inc.
                           Statements of Cash Flows
              For the Six Months Ended March 31, 2002 and 2003
                                  (Unaudited)

                                                    2002            2003
                                                 ----------      ----------
Cash flows from operating activities:
 Net cash (used in) operating activities         $ (415,391)     $ (200,840)
                                                 ----------      ----------

Cash flows from investing  activities:
 Net cash (used in) investing activities            (57,581)        (10,382)
                                                 ----------      ----------

Cash flows from financing activities:
 Net cash provided by financing activities          867,800         193,500
                                                 ----------      ----------

Net increase (decrease) in cash                     394,828         (17,722)

Beginning - cash and cash equivalents                 7,987          49,563
                                                 ----------      ----------
Ending - cash and cash equivalents               $  402,815      $   31,841
                                                 ==========      ==========











           See accompanying notes to the financial statements.

                               MED GEN, INC.
                      NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2003
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

During March 2002 the Company refinanced certain obligations to a lender into a $500,000 note payable. This note bears interest at 8% per annum, requires interest payments of $3,333 per month and is due on March 23, 2004. During the six months ended March 31, 2003 the Company borrowed an additional $196,000 from this lender.

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

During January 2003 the Company commenced a private placement of its common stock. The Company is offering a minimum of 1,250,000 and a maximum of 1,785,714 units at $2.80 per unit. Each unit consists of 1 share of common stock and 1 warrant to purchase 1 common share for a period of four years from the date of issuance. The warrants carry two separate reset provisions which are not contingent on each other. The first reset provision occurs if the Company fails to file a registration statement within 60 days of the closing of the offering. In the event the company does not file within the 60 day period, the warrants will be adjusted to an exercise price of $1.40. The second reset provision occurs in the event that after twelve months from the beginning of the first quarter following the date of the closing of this offering, the Company does not have net profits after taxes of at least $800,000; in such case, each warrant will be adjusted by 50% of the original $2.80 offering price or the previously adjusted price of $1.40. Based upon this second reset provision the warrants could carry an exercise price as low as $.70. The warrants are callable, at the discretion of the Company, if the average closing bid price for the underlying shares is

$4.50 or more for any 20 consecutive calendar days during the term of the warrant. If the Company elects to call the warrants, the warrant holder must exercise his warrants within 15 calendar days from the date of the call notification. In the event the Company calls the warrants any warrants not converted into common stock by the warrant holder within the 15 day conversion time of the call, will expire and the holder will lose its right to convert the warrants in the future. This offering was terminated during March 2003.

During March 2003 the Company repriced 50,000 options held by an officer from $10.80 to $4.95 which was the fair market value of the common shares underlying the option on the repricing date. This officer exercised this option and received 50,000 common shares in the cashless exercise. The aggregate value for the shares of $247,500 is due from this officer at such time as he sells the shares and has been recorded as a receivable for common stock.

(8)	Concentrations

During the six months ended March 31, 2003 the Company derived 45% of its total sales from a single customer and during the six months ended March 31, 2002 the Company derived 14%, 15% and 39% of its sales from three customers.

(9) 	Commitments and Contingencies

Litigation
----------

The Company is involved in various legal actions arising in the normal course of business including a pending case in which the Company is seeking payment on an open account aggregating approximately $42,000 and in which a counter suit has been filed in which the plaintiff is seeking damages of approximately $1,200,000 for breach of contract. During April 2003 this suit was settled for the full amount of the Company's claim of $42,000.

Other
-----

During July 2002 the Company entered into an agreement with the manufacturer of several of its products, whereby the Company would acquire all of the outstanding common shares of the manufacturer and certain related entities for $2,000,000 in shares of common stock at the Company's stock value at closing, $3,000,000 in cash and $2,000,000 evidenced by a note payable over 3 years with interest at 8% per annum. The note is convertible into common shares of the Company at the average price of the Company's common stock for the five business days prior to conversion This acquisition is contingent upon the Company obtaining the necessary funding to complete the transaction which at a minimum must aggregate $12,000,000. This agreement was cancelled during March 2003.

Employment Contracts
--------------------

On September 27, 2002 the Company entered into 5-year employment contracts with 2 officers in contemplation of the closing of the acquisition described above and the completion of a private placement. Each contract provides for annual salary payments aggregating $150,000 plus a bonus equal to 1.66% of the Company's pre-tax income or net cash-flow whichever is greater. The contracts were to become effective until the completion of the proposed private placement described in Note 7. These contracts were never effected due to the termination of the private placement.

(10)	Subsequent Event

During April 2003 the Company repriced 2,500,000 options held by an officer from prices ranging from $10.80 to $24.00 to $4.75 which was the fair market value of the common shares underlying the option on the repricing date. To date none of the options have been exercised.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
         -----------------------------------------------------------

Three months ended March 31, 2003
Compared with three months ended March 31, 2002

Six months ended March 31, 2003
Compared with six months ended March 31, 2002

GENERAL
-------

The Company has been headquartered at 7284 West Palmetto Park Road, Suite 106, Boca Raton, Florida 33433, since December 1999. It leases a 4500 square foot facility and does not foresee any need of expansion during the upcoming fiscal year. The company has elected to outsource the manufacturing of all of its products at this time.

Results of Operations
---------------------

For the three months ended March 31, 2003, net sales decreased 37.41% from $936,451 to $586,140 in the prior year. The decrease in sales was due primarily to the K-Mart bankruptcy and the loss of our second largest account, Nutrition for Life. Concurrent with these events was the general economic downturn. Gross profit for the three months ended March 31, 2003 was $352,812 versus $562,969 for the three months ended March 31, 2002, a decrease of 37.44%. Gross profit margins for the three-month quarters of both years were substantially the same.

For the six months ended March 31, 2003, net sales decreased 39.62% to $1,140,818 from $1,889,330 in the prior year. The decrease in sales was due primarily to the K-Mart bankruptcy, the loss of our second largest account, Nutrition for Life and the one time "ramp up" of orders to 1,800 Wal-Mart stores in December 2002. Concurrent with these events was the general economic downturn. Gross profit for the six months ended March 31, 2003 was $800,671 versus $1,244,816 for the same period a year ago, a decrease of 35.68%. Gross profit margins for the six months ended March 31, 2003 increased to 70.2% from 65.89% in the previous six months period, a year ago. The increase can be attributed to management's continued emphasis on reducing the cost of product and the reduction of sales to Wal-Mart which carry lower gross margins.

For the three-month period ended March 31, 2003 selling, general and administrative expenses decreased to $340,236 from $446,030 in the prior year. The decrease is due to several factors: decreased revenue which resulted in decreased commissions, settlement of all outstanding litigation which decreased legal fees and a reduction of staff. In addition, during 2002 the Company recorded $233,922 in non-cash stock compensation. Operating income was $12,576 versus a loss of ($117,053) for the three-month periods.

For the six-month period ended March 31, 2003 selling, general, administrative expenses decreased to $696,168 from $1,130,060, a decrease of 38.40%. The decrease is due to several factors: decreased revenue which resulted in decreased commissions, settlement of all outstanding litigation which decreased legal fees and a reduction of
staff.   In addition, during 2002 the Company recorded $233,922 in
non-cash stock compensation. Operating income was $104,503 as opposed to a loss of $119,236 for the six months periods.

For the three-month periods interest expense was approximately the same.

For the six-month periods interest expense increased to $49,733 from $32,431 as a result of an increase in borrowings from $500,000 to $696,000.

For the quarter ended March 31, 2003, the Company reported a loss of $.02 per share versus a loss of $1.02 per share for the same fiscal period, a year ago and for the six months ended March 31, 2003, the Company reported a profit of $.33 per share versus a loss of $2.62 per share for the same fiscal period, a year age.

Liquidity and Capital Resources
-------------------------------

Cash on hand at March 31, 2003 was $31,841 and the Company had a working capital deficit of $266,226 at March 31, 2003.

Net cash used in operating activities was $200,840 during the six months ended March 31, 2003. This decrease is attributed principally to net income of $54,730 offset by a decrease in accounts payable of $126,709,an increase in other current assets of $65,495 and an increase in deposits of $26,558.

Net cash used in investing activities was $10,382 during the six months ended March 31, 2003, which consisted principally of the acquisition of property and equipment.

Net cash provided by financing activities was $193,500 during the six months ended March 31, 2003, which consisted principally of additional borrowings under the credit facility.

The Company expects to introduce at least one new product into retail stores in fiscal 2002 and its SnorEnz brand continues to sell in all of the major customer locations. The Company has affected a 5% price increase effective March 1, 2003. The Company has continued to cut costs by eliminating staff, and eliminating one -time legal and computer and internet related costs. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2002 audited financial statements.

Forward Looking Statements
--------------------------

When used throughout in this form 10QSB filing, the words "believe", "should", "would", and similar expressions that are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the next fiscal year, the Company's beliefs and its views about the long term future of the industry and the Company, its suppliers or its strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission ("SEC") filings, unforeseen circumstances or events could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10WSB filing.


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



_________________________________________________________________________



                             PART II

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. CHANGE IN SECURITIES

In February, 2003 the Company declared a one for eighty reverse stock split. The transfer agent issued several shares to various individual shareholders when fractional shares were held as a result of the reverse split. Approximately 18 shareholders received an additional share from the Transfer Agent.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 13, 2003 the annual shareholders meeting was held at the corporate headquarters. The shareholders approved the present Board of Directors for a three year term as follows; 156,031 Yes / 185 No / 250 Abstain.

Item 5. OTHER INFORMATION

In March 2003 Mr. Kravitz, the Chairman of the Board filed Form 13D. He exercised 50,000 options in a cashless exercise at a price of $4.95. The aggregate amount of $247,500 is due the Company when he sells his shares. No sales were made during this fiscal quarter.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99.1 Certifications

(b) There were no reports filed on Form 8-K for the period covered by this Report.


_________________________________________________________________________



                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Med Gen Inc.
                                    (Registrant)

Date: May 6, 2003                   By:____/s/Paul B. Kravitz___________
                                       Paul B. Kravitz
                                       Chief Executive Officer

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

Date:  May 6, 2003



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

Date:  May 6, 2003



                         By:__________/s/Jack Chien_____________
                            Jack Chien
                            Chief Financial Officer, and
                            Principal Accounting Officer