Form 10QSB/A
period 2003-03-31
MED GEN INC
filed 2003-05-19
CIK 1045707

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

This Form 10-QSB/A for the period ending March 31, 2003 is filed for the purpose of amending Note 6. Convertible Debentures - Long Term, of the Notes to Financial Statements to adequately reflect the effect of the 1:80 reverse-split to the conversion prices of the Convertible
Debentures.





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

During February through April 2002 the Company issued $400,000 of 8% cumulative convertible debentures due in May 2004 for cash aggregating $400,000. The debentures are convertible into common shares of the Company based upon the 1:80 reverse split as follows:

At any time after the Company's common stock price exceeds $240 per share for a period of ten consecutive trading days the holder may convert 50% of the value of the debenture into common stock at the rate of $8.00 per common share (election to convert). If this occurs the debenture holders could convert into a maximum of 25,000 restricted common shares.

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

Notwithstanding the above, on the 25th monthly anniversary of the date of the investments the debentures automatically convert into common stock as follows:

50% of the value of the debentures converts into common stock at the rate of $8.00 per common share and the remaining 50% of the value of the debentures converts into the number of common shares determined by dividing the balance of the value of the debentures by the common stock price at the 25th monthly anniversary.

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

                                    Med Gen Inc.
                                    (Registrant)

Date: May 19, 2003                   By:____/s/Paul B. Kravitz___________
                                       Paul B. Kravitz
                                       Chief Executive Officer

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

Date:  May 19, 2003



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

Date:  May 19, 2003



                         By:__________/s/Jack Chien_____________
                            Jack Chien
                            Chief Financial Officer, and
                            Principal Accounting Officer