Form 10QSB
period 2003-06-30
MED GEN INC
filed 2003-08-12
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                           FORM 10-QSB

    QUARTERLY REPORT SURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

                Commission file number 000-29171

                          MED GEN, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

        Nevada                              65-0703559
-----------------------------------------------------------------
(State of incorporation)        (IRS Employer Identification No.)

 7284 W. Palmetto Park Road, Suite #106, Boca Raton, FL   33433
-----------------------------------------------------------------
(Address of principal executive offices)

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

           Yes ( X )                     No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.001 per share

306,285 Shares outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (check one):

           Yes (   )                     No ( X )

                              INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet - June 30, 2003 (Unaudited)

          Statements of Operations - Three months and nine months ended June 30, 2002 and 2003 (Unaudited).

          Statements of Cash Flows - Nine months ended June 30,
          2003 and 2002 (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                           Med Gen, Inc.
                           Balance Sheet
                           June 30, 2003
                            (Unaudited)


ASSETS

Current Assets
    Cash and cash equivalents                    $      37,326
    Accounts receivable                                439,031
    Inventory                                          249,330
    Other current assets                                52,226
                                                 -------------
      Total Current Assets                             777,913
                                                 -------------

Property and Equipment, net                             95,681
                                                 -------------

Other Assets
    Deposits                                            90,706
    Assets held for sale                                76,922
    Due from officers                                  127,426
    Other                                               11,118
                                                 -------------
                                                       306,172
                                                 -------------

                                                 $   1,179,766
                                                 =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses         $     364,413
   Notes payable - officers                             95,000
   Notes payable                                       775,000
   Convertible debentures                              400,000
   Convertible notes payable                            30,000
                                                 -------------
      Total Current Liabilities                      1,664,413
                                                 -------------

Stockholders' (Deficit)
   Preferred stock, $.001 par value,
     5,000,000 shares authorized
   Series A 8% cumulative, convertible,
     1,500,000 shares      authorized                        -
   Undesignated, 3,500,000 shares authorized                 -
   Common stock, $.001 par value, 50,000,000
     shares authorized, 306,285 shares
     issued and outstanding                                306
   Paid in capital                                   4,904,203
   Accumulated (deficit)                            (4,561,196)
                                                 -------------
                                                       343,313
   Receivable for common stock                        (827,960)
                                                 -------------
                                                      (484,647)
                                                 -------------

                                                 $   1,179,766
                                                 =============


           See accompanying notes to financial statements.

                          Med Gen, Inc.
                   Statements of Operations
 For the Three Months and Nine Months Ended June 30, 2002 and 2003
                           (Unaudited)

                                              Three Months                Nine Months
                                           2002          2003          2002           2003
                                         Restated                    Restated
                                       ----------    ----------     -----------    -----------

Net Sales                              $  919,587    $  402,505     $ 2,808,917    $ 1,543,323

Cost of Sales                             348,806       190,926         993,320        531,073
                                       ----------    ----------     -----------    -----------
                                          570,781       211,579       1,815,597      1,012,250
                                       ----------    ----------     -----------    -----------

Operating expenses:
  Non cash stock compensation             284,875             -         518,867              -
  Selling, general and administrative
    expenses                              698,468       351,090       1,828,528      1,047,258
                                          983,343       351,090       2,347,395      1,047,258
                                       ----------    ----------     -----------    -----------
(Loss) from operations                   (412,562)     (139,511)       (531,798)       (35,008)

Other (income) expense:
  Other (income) expenses                       -             -         (22,884)             -
  Interest expense                         22,725        35,719          55,156         85,492
  Non cash interest expense                     -             -         210,000              -
                                       ----------    ----------     -----------    -----------
                                           22,725        35,719         242,272         85,492
                                       ----------    ----------     -----------    -----------

Net (loss)                             $ (435,287)   $ (175,230)    $  (774,070)   $  (120,500)
                                       ==========    ==========     ===========    ===========
Per share information - basic and
  fully diluted:

 Weighted average shares outstanding      152,319       239,618         137,040        200,974
                                       ==========    ==========     ===========    ===========

 Net (loss) per share                  $    (2.86)   $    (0.73)    $     (5.65)   $     (0.60)
                                       ==========    ==========     ===========    ===========



           See accompanying notes to financial statements.

                          Med Gen, Inc.
                    Statements of Cash Flows
        For the Nine Months Ended June 30, 2002 and 2003
                           (Unaudited)


                                                    2002          2003
                                                 ----------    ----------
                                                  Restated
Cash flows from operating activities:
 Net cash (used in) operating activities         $ (533,714)   $ (307,276)
                                                 ----------    ----------

Cash flows from investing activities:
 Net cash (used in) investing activities            (66,552)      (22,461)
                                                 ----------    ----------

Cash flows from financing activities:
 Net cash provided by financing activities          856,800       317,500
                                                 ----------    ----------

Net increase (decrease) in cash                     256,534       (12,237)

Beginning - cash and cash equivalents                 7,987        49,563
                                                 ----------    ----------

Ending - cash and cash equivalents               $  264,521    $   37,326
                                                 ==========    ==========



           See accompanying notes to financial statements.

                          MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2003
                           (UNAUDITED)
(1)  Basis Of Presentation

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

(4)  Notes Payable

During March 2002 the Company refinanced certain obligations to a lender into a $500,000 note payable. This note bears interest at 8% per annum, requires interest payments of $3,333 per month and is due on March 23, 2004. During the nine months ended June 30, 2003 the Company borrowed an additional $275,000 from this lender.

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

The Company's deferred tax asset of approximately $1,300,000 resulting from net operating loss carryforwards aggregating approximately $3,900,000 is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

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

During April 2003 the Company repriced 2,500,000 options held by an officer from prices ranging from $10.80 to $24.00 to $4.95 which was the fair market value of the common shares underlying the option on the repricing date. This officer exercised 100,000 of these options and received 100,000 common shares in the cashless exercise. The aggregate value for the shares of $495,000 is due from this officer at such time as he sells the shares and has been recorded as a receivable for common stock.

(8)  Concentrations

During  the  nine months ended June 30, 2003 the Company  derived
46% of its total sales from a single customer and during the nine months  ended June 30, 2002 the Company derived 40%, 15% and  13%
of its sales from three customers.

(9)  Commitments and Contingencies

Litigation

The Company is involved in various legal actions arising in the normal course of business including a case in which the Company was seeking payment on an open account aggregating approximately $42,000 and in which a counter suit had been filed in which the plaintiff was seeking damages of approximately $1,200,000 for breach of contract. During April 2003 this suit was settled for the full amount of the Company's claim of $42,000.

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

(10) Correction Of An Error

During September 2002 the Company determined that it had incorrectly recorded $400,000 of convertible debentures described in Note 6 as convertible preferred stock. This amount has been reclassified to convertible debentures in the accompanying financial statements. The adjustment had no effect on the net loss or net loss per share for the periods ended June 30, 2002.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS
         -------------------------------------------------

Three months ended June 30, 2003
Compared with three months ended June 30, 2002
----------------------------------------------

Nine months ended June 30, 2003
Compared with nine months ended June 30, 2002
---------------------------------------------

GENERAL

The Company has been headquartered at 7284 West Palmetto Park Road, Suite 106, Boca Raton, Florida 33433, since December 1999. It leases a 4500 square foot facility and does not foresee any need of expansion during the upcoming fiscal year. The company has elected to outsource the manufacturing of all of its products at this time.

Results of Operations
For the three months ended June 30, 2003, net sales decreased 56.09% from $919,587 in 2002 to $403,813 in 2003. The decrease in sales was due primarily to the K-Mart bankruptcy and the loss of our second largest account, Nutrition for Life. Concurrent with these events was the general economic downturn and a multi-million dollar advertising campaign by our direct competitor in all of our retail markets. Gross profit for the three months ended June 30, 2003 was $211,579 versus $570,781 for the three months ended June30, 2002, a decrease of 62.93%. The decrease can be attributed to a decrease in sales of $517,062 as a result of the bankruptcies of K-Mart and Nutrition for Life International. The latter causing a revenue loss alone of $323,000.

For the nine months ended June 30, 2003, net sales decreased 45.06% to $1,543,323 from $2,808,917 in the prior year. The decrease in sales was due primarily to the K-Mart bankruptcy, the loss of our second largest account, Nutrition for Life and the one time "ramp up" of orders to 1,800 Wal-Mart stores in December 2002. Concurrent with these events was the general economic downturn and a multi million dollar advertising campaign by our direct competitor in all of our retail markets. Gross profit for the nine months ended June 30, 2003 was $1,012,250 versus $1,815,597 for the same period a year ago, a decrease of 42.61%. Gross profit margins for the nine months ended June 30, 2003 increased to 65.59% from 64.63% in the previous nine months period, a year ago. The increase can be attributed to management's continued emphasis on reducing the manufacturing cost of product and an increase in pricing of the product to all the customers.

For the three-month period ended June 30, 2003 selling, general and administrative expenses decreased to $351,090 from $992,483 in the prior year. The decrease is due to several factors: decreased revenue, which resulted in decreased commissions, settlement of all outstanding litigation, which decreased legal fees, and a reduction of staff. In addition, during 2002 the Company recorded $284,875 in non-cash stock compensation. The operating loss was ($139,511) versus a loss of ($412,562) for the same three-month periodss, in the prior year.

For the nine-month period ended June 30, 2003 selling, general, administrative expenses decreased to $1,047,258 from $1,828,528, a decrease of 42.73%. The decrease is due to several factors: decreased revenue, which resulted in decreased commissions, settlement of all outstanding litigation, which decreased legal
fees, and a reduction of staff.   In addition, during 2002 the
Company recorded $518,867 in non-cash stock compensation. The operating loss was $35,008 as opposed to a loss of $531,798 for the same nine months period, in the prior year.

For the three-month periods interest expense was slightly higher in 2003 as the Company drew down on its credit facility.

For the nine-month periods interest expense increased to $85,492 from $55,156 as a result of an increase in borrowings from $500,000 to $775,000.

For the quarter ended June 30, 2003, the Company reported a loss of $0.73 per share versus a loss of $2.86 per share for the same fiscal period, a year ago and for the nine months ended June 30, 2003, the Company reported a loss of $0.60 per share versus a loss of $5.65 per share for the same fiscal period, a year age.

Liquidity and Capital Resources
-------------------------------

Cash on hand at June 30, 2003 was $37,326 and the Company had a working capital deficit of $886,500 at June 30, 2003.

Net cash used in operating activities was $ 307,276 during the nine months ended June 30, 2003. This decrease is attributed principally to the net loss of $120,500 combined w3ith an increase in receivables from related parties of $127,426 and a decrease in accounts payable of $46,053.

Net cash used in investing activities was $22,461 during the nine months ended June 30, 2003, which consisted principally of the acquisition of property and equipment.

Net cash provided by financing activities was $317,500 during the nine months ended June 30, 2003, which consisted principally of additional borrowings under the credit facility.

The Company expects to introduce at least one new product into retail stores in fiscal 2003 and its SnorEnz brand continues to sell in all of the major customer locations. The Company has affected a 5% price increase effective March 1, 2003. The Company has continued to cut costs by eliminating staff, and eliminating one -time legal and computer and Internet related costs. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

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

Forward Looking Statements
--------------------------

When used throughout in this form 10QSB filing, the words "believe", "should", "would", and similar expressions that are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the next fiscal year, the Company's beliefs and its views about the long-term future of the industry and the Company, its suppliers or its strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission ("SEC") filings, unforeseen circumstances or events could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10WSB filing.


Item 3.  Controls and Procedures
         -----------------------

Within the 90 days prior to the date of this report. The Company's management, including the President (principal executive officer) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.




_________________________________________________________________

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


Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

Not Applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

On March 13, 2003 the annual shareholders meeting was held at the corporate headquarters. The shareholders approved the present
Board of Directors for a three year term as follows; 156,031 Yes
185 No./ 250 Abstain.

Item 5. OTHER INFORMATION
        -----------------

In April 2003 Mr. Mitchell, the President of the Company filed Form 13D. He exercised 100,000 options in a cashless exercise at a price of $4.95. The aggregate amount of $495,000, is due the Company when he sells his shares. No sales were made during this fiscal quarter.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a) Exhibits filed herewith are listed below and attached to this Report. The "Exhibit

    Number" refers to the Exhibit Table in Item 601 of Regulation S-B.

Exhibit Number   Name of Exhibit
--------------   ---------------

   31.1          Certification of Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

   31.2          Certification of Chief Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002


   32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350


   32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


    (b) There were no reports filed on Form 8-K for the period covered by this Report.

-------------------------------------------------------------------

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Med Gen Inc.
                                          (Registrant)



Date: August 12th, 2003                   By: /s/Paul B. Kravitz
                                             -----------------------
                                             Paul B. Kravitz
                                             Chief Executive Officer




                                          By: /s/Jack Chien
                                             -----------------------
                                             Jack Chien
                                             Chief Financial Officer