Form 10KSB
period 2003-09-30
MED GEN INC
filed 2004-01-13
CIK 1045707

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-KSB


        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934


               Date of Report: September 30, 2003


                          MED GEN, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


     NEVADA                                   65-0703559
                               -----------------------------------
                               (I.R.S. Employer Identification No)



7284 W. Palmetto Park Road, Suite 106, Boca Raton, Florida     33433
----------------------------------------------------------   ----------
   (Address of principal executive offices)                  (Zip code)


Registrant's telephone number:   (561) 750-1100
                              --------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: (None)


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended September 30, 2003 were $2,306,648. As of September 30, 2003, Registrant had 1,225,140 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $1,684,568. This calculation is based upon the 1,225,140 shares held by non-affiliates and a price of $1.375 per share, which was the bid price at the close of trading September 30, 2003. Transitional Small Business Disclosure
Format (check one).     Yes [ ]         No [X]

TABLE OF CONTENTS
-----------------
                                                           PAGE
                                                           ----


                             PART I
                             ------

Item 1   Description of Business                             3

         Description of Products                             4

         Competition, Market Share and Industry
           Environment                                       8

Item 2   Description of Property                            10


Item 3   Legal Proceedings                                  11

Item 4   Submission of Matters to a Vote of
           Security Holders                                 11

                            PART II
                            -------

Item 5   Market for Registrant's Common Equity and
           Related Stockholder Matters                      11

Item 6   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       12

Item 7   Financial Statements                               13

Item 8   Changes in and Disagreements with Accountants
           on Account and Financial Disclosure              13

                            PART III
                            --------

Item 9   Directors, Executive Officers, and Control
           Persons; Compliance with Section 16(a) of
           the Exchange Act                                 13

Item 10  Executive Compensation                             15

Item 11  Security Ownership of Certain Beneficial
           Owners and Management                            16

Item 12  Certain Relationships and Related Transactions     16

Item 13  Exhibits and Reports on Form 8-K                   17

Item 14  Controls and Procedures                            17

                             PART I

ITEM 1  --  DESCRIPTION OF BUSINESS

Company Background
------------------

Med Gen, Inc. (the "Company") was established under the laws of the State of Nevada in October 1996. Executive offices are located at 7284 W. Palmetto Park Road, Suite 106, Boca Raton, Florida 33433. The Company's phone number is (561) 750-1100. The Company currently operates two Web sites: www.medgen.com and
                                              --------------
www.snorenz.com.  The Company's common stock trades  on  the  OTC
---------------
Bulletin Board under the symbol "MDGN.OB"

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

SNORenz[R] is currently sold through a number of Fortune 100 retailers representing a marketing network in excess of 30,000 stores nationwide. The Company has accelerated its timetable to introduce additional products that either deploy its proprietary technology or otherwise address the $27 billion Alternative Therapy Market. In August of 2003, the company initiated phase 1 of its introduction of Good Nights Sleep[TM]. Good Nights Sleep[TM] is a liquid throat spray formulation for sleep aide. Using diphenhydromine as an active ingredient, "Good Nights Sleep[TM] will be the first spray liquid in this category to enter the US market. The product is already marketed at CVS, Eckerd and Albertson.

Several  other  products are expected to be  introduced  in  2004 although the introductions are dependent upon necessary capital resources.

Prior to fiscal year 2001, the Company lacked the capital necessary to successfully market all of its products and due to the costs associated with entering the retail markets in the health and nutrition industry, the Company opted to concentrate its entire resources heretofore on the launch of its flagship brand, SNORenz[R].

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

Sensing an existing demand for a liquid spray alternative "sleep aide" to compete with the pills and caplets already being marketed into a $1.5 billion market category, Med Gen introduced Good Nights Sleep[TM] for immediate retail consumption with initial modest success into Eckerd Drug, CVS and Albertsons [a total of 10,000 stores]. Foregoing the marketing route taken with SNORenz[R], management expects to acquire shelf space at leading retail stores because of the success and market penetration already accomplished with SNORenz[R].


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

The Biotechnology underlying Med Gen's Products
-----------------------------------------------

One of the most promising of all these new methods is the use of a natural blend of oils and vitamins specially formulated to be used as a spray. After years of research, such a product was developed by a medical specialist in Brazil with encouraging initial results. The Company acquired this initial technology, the trade secrets and initial proprietary formula for worldwide commercial marketing which over the years has been perfected, re-tested and re-formulated leading to the issuance of a patent that has been assigned to the company. The Company has spent considerable capital and other resources to further improve the delivery of this spray by using, as its manufacturing technology, the patented technology called Liposome[R], which enables the blend of oils to remain equally disbursed and suspended in a vesicle in solution. This, the patented formula and other trade secrets comprise the underlying biotechnology of SNORenz[R].

Because of this specialized manufacturing process, there is never a need to shake the bottle as the solution is permanently blended. The Company intends to market other over-the-counter products for alternative therapies By way of explanation, Lipoceuticals are liposomes in a multiphasic system that contains an active ingredient in each phase. The ability to encapsulate a variety of lipophilic and hydrophilic ingredients, peptides and proteins are the obvious advantages needed to enhance delivery, improve quality and sustain product performance of SNORenz[R]. This technology is far superior and much more expensive than other emulsion type delivery systems and insures the highest possible quality available in the market today.

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

GOOD Nights Sleep[TM]
---------------------

Good Nights Sleep[TM] ("GNS") is a night time sleep aid and the first such product formulated as a throat spray. Positioned to compete with Sominex[R], Simply Sleep[R] and Excedrin PM, which are all solids; GNS enters the market catering to people who have difficulty taking pills and who want "fast action" results which only a liquid can give.

Truly  innovative  in  its formulation, GNS uses  Diphenhydramine
HCLin quantities of 8.3mg in each measured spray. Absorption into the mucous membranes of the throat and cheeks is immediate and the resultant sleep inducement is almost immediate.

GNS  is  alcohol  free and contains inactive ingredients,  citric
acid,   flavor,  glycerin,  poloxamer  407,  potassium   sorbate,
purified water, sodium benzoate, sodium citrate and sorbitol.

The product comes in a "protected sealed" bottle with a screw on spray applicator. Heavy emphasis in advertising is on a "spray alternative to pills". Since the product does not contain any natural sugar, it would be approved for diabetics use.

4-in-1[TM]
----------

4-in-1[TM] (formerly sold as PAINenz[TM]), a recently commercialized product in the Company's family of products, is a topical analgesic sold over-the-counter. It significantly reduces the pain common to arthritis sufferers, normal aches and pains due to exercise and other muscle stress, simple backache pain and muscle sprains. The product comes in a roll-on applicator. The market for over-the-counter pain relief products is estimated to exceed $2.5 billion per year.

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

Capsaicin has been approved by the United States Food and Drug Administration ("FDA") for use without a prescription in topical preparations marketed for the temporary relief of pain from arthritis, or for the relief of minor aches and pains of muscles and joints. Information on both Capsaicin and Liposome is
available     on    the    Internet    (www.capsaicin.com     and
                                        -----------------
www.liposomes.com).
-----------------

Snore Quell[TM]
---------------

Snoring turns restful slumber into a nightmare for sleep-deprived partners. Its distress has been clinically shown to aggravate blood sugar levels of people with diabetes, especially at nighttime when glucose levels are hard to detect. GlucoFree
Snore Quell[TM] is sugar-free and can be used as a diabetic-riendly alternative to alleviate disturbing snoring noises, along with the related effects due to sleep-deprivation and elevated glucose levels. The formula is a basic redesign of SNORenz[R] and thus is a proven snoring noise reducer and at times, eliminator. Approximately 16 million adults have Type-2 Diabetes in the USA; another 13 million suffer from Impaired Fasting Glucose Symptoms.a precursor to the advent of Type-2 Diabetes. Industry observers estimate that there will be 70 million adults with Type-2 Diabetes by 2010 spending in excess of $1 billion annually on ethical drugs, however, the annual expenditure on Type-2 Diabetic-friendly alternatives has not been effectively measured.

ComfortCare[TM] (Compression Support with Magnets)
---------------

Compression with magnets is designed to provide relief of minor physical discomfort that originate in stress or strain from
repetitive   actions  and  vigorous  movements  associated   with
workplace, at-home, or energetic activities. Each magnet compression wrap (fitment) is designed for application to a specific body part (back, knee, elbow, wrist, ankle and foot-insole.six components within this product line ). Absorbtek fabric in intersliced within each fitment to absorb and vent moisture in addition to providing anti-microbial protection. Med Gen is the first company to have packaged such a combination of benefits under one product label---and has just received clearance from the FDA to market all six product components based on its Section 510(k) pre-market notification submission to that Agency. Industry observers estimate sales of magnetic products approximate $600 million annually.

Marketing
---------

Med Gen products are currently sold over the counter by more than 30,000 retail stores nationwide and approximately 5,000 stores outside the USA. A partial list of retailers that carry Med Gen brands in the United States are: Ahold USA; Albertsons Supermarkets, American Stores (a division of Albertsons which includes Jewel Stores, Jewel T Stores, Osco Drugs and Sav-On Drugs), Brooks Pharmacy, CVS, Dillon Stores (a division of Kroger), Discount Drug Mart, Fedco, Genovese Drug, Giant Eagle, Hannaford Brothers, Kmart, Longs, Wakefern Food, Walgreens and Wal-Mart.

Distribution Agreement
----------------------

Med Gen has elected to manufacture all its products by contract manufacturers under secret and protected manufacturing agreements signed on behalf of the Company. Through a distribution agreement a principal of a manufacturer and the Company's two principals share patent rights to the formulas. The Company's ComfortCare[TM] line of Compression Wrap Magnets are manufactured under a special Agreement with the manufacturer in China.

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

In the snoring relief category, the only major competitor is CNS Inc.[dba: Breath Right[R] and its product BreathRight[R] Spray. Although this product was introduced into the market in the past year, CNS has spent a considerable amount of money on PR and advertising, replacing SNORenz[R] as the number 1 seller in the snoring category. The company has not been able to compete for lack of advertising dollars and has recently been moving forward to obtain funding for this purpose.

Good Nights Sleep[TM], although new, enjoys an enviable position in that it still remains the only Brand available as a liquid throat spray for sleep aid. Although it has a lot of competition from well known brands, all of the existing products are in "hard" form delivery systems.

Dominant Customers
------------------

In fiscal year 2002, the Company's three largest customers were Wal-Mart, Walgreens and Eckerd which represented 65% of the Company's annual sales that year with WalMart accounting for 40%. The Company's largest customer in fiscal 2003 was Wal-Mart which represented 57% of annual sales that year.

Management has addressed the issue of dominance by recently introducing an additional brand, Good Nights Sleep[TM] and opening CVS with 4200 stores as well as several International markets. The company recently signed a contract with Distribuco Inc., a national product management/sales and consulting company. Distribuco will be taking over a large portion of the sales and marketing responsibility for the company's products. "Spreading" the business is a major management goal for fiscal 2004.

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

The Company expects to show steady and important increases in future sales on its internet site. During the second quarter of fiscal 2004 (January to March), the web site will be re-designed to increase "user friendly" utilization and to offer new company products. In addition, the company has appointed an executive to head-up the Internet Sales so that there will be a concentrated effort made in this important media. Investor Relations will also be included and enhanced on the web site with more frequent up-dates than previously given. Although no sales figures can be given or estimated, the Company expects that these efforts will produce substantial increases in e-commerce sales in fiscal 2004.

Patents, Trademarks and Licenses
--------------------------------

The name "SNORenz[R]" is a registered trademark of the Company with the United States Patent and Trademark Office (Reg. No. 2,210,381 - 12/15/98). An application for trademark of the name "SNORE Quell[TM]", "4 in 1[TM]" and COMFORT CARE[TM] has been made. The Company has also taken steps to trademark its product names and safeguard its formulations internationally.

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

Federal Trade Commission
------------------------

The Company's product packaging and advertised claims strictly adhere to Federal Trade Commission regulations and guidelines. The Company has complied with all FTC regulations with respect to revamping and redesigning its packaging and labels with "APNEA" warnings that meet all new compliance issues. The Company intends to comply with all government regulations, both in domestic and foreign markets, regarding the distribution and sales marketing of its product lines.

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

Employees
---------

The Company currently has six full-time employees. Paul Kravitz is the Chairman and Chief Executive Officer of the Company; Paul
S.  Mitchell is President, Treasurer and Chief Operating Officer;
and Jack Chien is Chief Financial Officer.

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

Effective December 15th, 2003 the company negotiated itself out of its current lease opting to significantly reduce its rent to $6200 per month. The company will move to suite #207 at the same location address. All phone numbers will remain the same.

ITEM 3.   LEGAL PROCEEDINGS:

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

During May 2003 Global Healthcare Laboratories, Inc. ("Global") made a claim against the Company for breach of contract under a master license agreement. The tentative trial date is set for May 2004. Management cannot predict the outcome of the proceedings but contends that Global committed fraud and multiple breaches of the master license agreement and that the claim is without merit. The Company intends to vigorously defend the action. The Company is currently awaiting the filing of Global's third amended complaint, which will purportedly assert claims against the Company with a present value of approximately $9 million.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS:

                         None


                             PART II
                             -------


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

As of September 30, 2003, there were approximately 282 Common Stock shareholders consisting of both registered shareholders and those being held by the Deposit Trust Corporation in street name. Of the 1,225,140 shares outstanding, 285,052 were restricted and 940,088 were non-restricted.

As of December 15, 2003, the latest date pre-filing of this report the company, as a result of additional stock issuances and option exercises, has 4,165,140 shares outstanding, 385,052 are restricted and 3,780,088 are non-restricted. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MDGN.OB". Shares first began trading on the OTC Bulletin Board in May of 2000 (prior to May, the Company's Common Stock was traded in the Pink Sheets).

The following table sets forth the high and low bid prices by month for the Company's Common Stock for fiscal years 2002 and 2003. The following high and low bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Common Stock: Historical Price Data
-----------------------------------


  Fiscal 2003                           High        Low
  -----------                           ----        ---

October    2002                         0.09        0.07
November   2002                         0.13        0.08
December   2002 (end first quarter)     0.10        0.07
January    2003                         0.08        0.03
February*  2003                         0.825       0.03
March      2003 (end second quarter)    1.265       0.60
April      2003                         1.312       0.62
May        2003                         1.225       0.687
June       2003 (end third quarter)      1.50       0.687
July       2003                         1.312       1.25
August     2003                         1.375       1.25
September  2003 (end fourth quarter)    1.312       0.625


* In February, 2003 the company completed an 80:1 Reverse stock split and in November, 2003 the company issued a stock dividend of 4:1. As a result of those splits, the symbol was changed to MDGN.

* Starting in February 2003, this table represents the common stock taking into consideration the above two events.


On September 30, 2003, the bid price of MDGN shares was $1.30 and the asked price was $1.312

The transfer agent for the Company's Common Stock is Liberty
Transfer  Co., 274 New York Ave, Huntington, NY 11743-2711 Tel.
(631) 385-1616.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

Twelve months ended September 30, 2003
Compared with twelve months ended September 30, 2002
----------------------------------------------------

GENERAL

The Company has been headquartered at 7284 West Palmetto Park Road, Suite 106, Boca Raton, Florida 33433, since December 1999. It leases a 4500 square foot facility and has signed a new lease for 2200 sq. ft. in the same building at suite #207 at a significantly reduced rental. The company, under special protective contracts, has elected to outsource the manufacturing of all of its products at this time.

Results of Operations
---------------------

For the twelve months ended September 30, 2003, net sales decreased 35.17% to $2,306,648 from $3,558,294 in the prior year. The decrease in sales was due primarily to the K-Mart bankruptcy, the loss of our second largest account, Nutrition for Life and the appearance of increased sales due to the one time "ramp up" of orders to 1,800 Wal-Mart stores in December 2001. Concurrent with these events was the general economic downturn and a multi million dollar advertising campaign by our direct competitor in all of our retail markets.

Gross profit for the twelve months ended September 30, 2003 was $1,509,236 versus $2,324,892 for the same period a year ago, a decrease of 35.1%. This decrease relates to a decrease in sales.
Gross profit margins for the years 2002 and 2003 were approximately 65%.

For the twelve-month period ended September 30, 2003 selling, general, administrative expenses decreased to $1,958,192 from $2,733,371, a decrease of 28.35%. The decrease is due to several factors: (a) decreased revenue, which resulted in decreased commissions, (b) settlement of all outstanding litigation, which
decreased legal fees, and (c) a reduction of staff.   In
addition, during 2002 the Company recorded $604,116 in non-cash stock compensation.

The operating loss was reduced to $448,956 as opposed to a loss of $1,012,595 for the same twelve months period, in the prior year.

For the twelve-month periods interest expense increased to $116,966 from $71,574 primarily as a result of an increase in borrowings from related parties from $775,000 to $1,147,500. In addition, during the year ended September 30, 2002 the Company incurred $270,000 in non-cash interest.

For the twelvemonths ended September 30, 2003, the Company reported a loss of $592,843 ($0.65 per share) versus a loss of $1,331,285 ($2.34 per share) for the same fiscal period, a year ago.

Liquidity and Capital Resources
-------------------------------

Cash on hand at September 30th, 2003 was $90,791 and the Company had working capital of $34,012 at September 30, 2003.

Net cash used in operating activities was $ 554, 434 during the twelve months ended September 30, 2003 as compared to $622,906 in the year earlier. This decrease is attributed principally to company wide programs to reduce cash drain and the elimination of local warehouse facilities and several employees.

Net cash used in investing activities was $23,873 during the twelve months ended September 30, 2003, which represents the acquisition of property and equipment.

Net cash provided by financing activities was $619,535 during the twelve months ended September 30, 2003, which consisted principally of additional borrowings under the credit facility.

The Company introduced at least one new product into retail stores in fiscal 2003 called Good Night's Sleep[TM] and its SnorEnz[R] brand continues to sell in all of the major customer locations. The Company has affected a 5% price increase effective March 1, 2003. The Company has continued to cut costs by eliminating staff, and eliminating one -time legal and computer and Internet related costs. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

ITEM 7.   FINANCIAL STATEMENTS

End of report


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None


                             PART III
                             --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

     Name              Age               Position
     ----              ---               --------

Paul B. Kravitz        71       Chairman; Chief Executive Officer
                                Secretary and Director

Paul S. Mitchell       50       President, Treasurer, Chief
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

Paul B. Kravitz (71) is Chairman and Chief Executive Officer.  He
---------------
has been a member of the Board of Directors since company inception. Prior to founding Med Gen and its principal product Snorenzr, Mr. Kravitz was the President and CEO of a public company (AppleTree Companies, Inc.) engaged in the manufacture and distribution of food supplies to convenience stores in 24 states. Annual Sales exceeded $38 million. Mr. Kravitz retired from that company in 1996.

From 1986 until 1992, Mr. Kravitz was the CEO and principal shareholder of The Landon Group, a financial services company. In 1990/1991, Mr. Kravitz was appointed Chairman of the Southeast Bank's Leasing Division, an appointment made by the Federal Deposit Insurance Corporation which was in the process of liquidating that bank. From 1960 until the mid-1980's, Mr. Kravitz was the CEO of several furniture companies (American Furniture Company, Inc., and Furniture Resources International, Inc.) whose operations encompassed manufacturing of and marketing to retail showrooms nationwide. The furniture companies were taken public in 1979 and had reached combined sales in excess of $450,000,000.

Mr. Kravitz is a graduate of Boston University with a BS Degree. He is a published writer for the aviation industry, food industry and the natural supplement industry. He has appeared on national television, in infomercials for Snorenzr and Med Gen. Mr. Kravitz is a veteran of the Korean War and served honorably as an officer in the United States Air Force. Mr. Kravitz was honorably discharged receiving the Distinguished Service Medal for his military service during the Korean War. In 1955 he was retired from active duty and placed on Reserve. In 1972 he was retired as a permanent 1st Lt. USAFR after 20 years of service to his country.

Paul  S.  Mitchell  (50)  is the President  and  Chief  Operation
------------------
Officer. He has also been a Director of the Company since 1997. In 1995, Mr. Mitchell sold his food services company (the Sandwich Makers) to AppleTree, becoming that company's Chief Operating Officer. From $135,000 in sales in 1987, sales had increased to almost $5 million by the time it was sold to AppleTree. Prior to 1987, Mr. Mitchell worked for Tasty Baking Company based in Pennsylvania, and for whom he held several positions nationwide.


ITEM 10.  EXECUTIVE COMPENSATION

The  following  table  shows  that for  the  fiscal  years  ended
September 30, 2001, September 30, 2002 and September 30, 2003 the cash and other compensation paid to each of the executive officers and directors of the Company.

                       Annual Compensation
                       -------------------

                                                             Awards        Other
Name and                                       Other         Restricted    Stock
Position Held         Year    Salary   Bonus   Compensat'n   Stock         Awards
-------------         ----    ------   -----   ------------  ----------    ------

Paul B. Kravitz,      2003     65,000   -0-    Options          -0-          -0-
Chairman & CEO,       2002     78,000   -0-    Options          -0-          -0-
 Director             2001       0      -0-       -0-           -0-          -0-

Paul S. Mitchell      2003     65,000   -0-    Options          -0-          -0-
President & COO,      2002     78,000   -0-    Options          -0-          -0-
 Director             2001       0      -0-       -0-           -0-          -0-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


-----------------------------------------------------------------------------------------
          (1)                (2)                        (3)                     (4)
-----------------------------------------------------------------------------------------
Title of Class        Name and Address of       Amount and Nature of     Percent of Class
                      Beneficial Owner          Beneficial Owner
-----------------------------------------------------------------------------------------


Common Stock          Paul B. Kravitz
                      4320 NW 101 Drive
                      Coral Springs, FL 33065       2,007,048                   51.3%
-----------------------------------------------------------------------------------------

Common Stock          Paul S. Mitchell
                      7284 W. Palmetto Pk Rd
                      Boca Raton, FL  33433         1,048,900                   25.4%
-----------------------------------------------------------------------------------------

                      Directors and Executive
                      Officers as a group
                      (2 persons)                   3,165,948                   76.7%
-----------------------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past three years there have been no transactions to which the Company was a party with the following persons who had or would have direct or indirect material interest in the transaction:

   Any director or executive officer of the company.

   Any nominee for the election as a director, any security holder or any immediate family member of a director, executive officer or affiliate of the company.

Mr Kravitz and Mr. Mitchell hold 82,300 shares in Di-Su Holding.
Di-Su Holding is an affiliate of the company. They each beneficially own 50% of the company. During the past three years there have been no material transactions between the Company and Di-Su Holding.

Mr. Kravitz and Mr. Mitchell have signed two identical Employment contracts dated September 27, 2002. The contracts provide for a gross income of $150,000 each and participation in the Company's benefit plans and stock option plans. The contract also calls for the benefit package to continue on until Mr. Kravitz's death. The contract calls for a payment of 1.66% Bonus based upon a pre-tax income or net cash flow, whichever is greater. The terms are for five years, renewable every year and provide for termination under normal and usual conditions. These contracts which were to be effective upon the occurrence of certain events were never effected, as the events did not occur.

Mr. Kravitz currently owns 3,550,000 options at an exercise price of $1.24. Mr. Mitchell currently owns 4,835,000 options [post-split] at an exercise price of $1.24. All of these options were registered under Form S-8 in 2002 and are a cashless exercise.

Through September 30, 2003, Mr. Kravitz exercised 50,000 of these options and Mr. Mitchell exercised 300,000 of these options. Subsequent to September 30, 2003 through the date of this report Mr. Kravitz exercised 535,000 of these options and Mr. Mitchell exercised 0 of these options. Mr. Kravitz has sold 190,452 shares and Mr. Mitchell sold 152,000 shares thru the date of this report. The Company received the exercise price from the proceeds from these sales and they were reported on Forms 4 and Forms 5 as required by the Securities Act of 1933.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8K

 (a)     Exhibits
         --------

32.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

32.2     Certification of Chief Operating Officer Pursuant to 18
         U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Certification of Chief Executive Officer


 (b) The following documents are filed as part of the report:

         1.        Financial statements

                   Independent Auditors Report
                   Balance Sheet
                   Statements Of Operations
                   Statement of Stockholders' (Defecit)
                   Statements of Cash Flows
                   Notes to Financial Statements

 (c)     Reports on Form 8K: None


The Registrant will send its annual report to security holders and proxy solicitation material, when required, subsequent to the filing of this form and shall furnish copies of both to the Commission when they are sent to security holders.


ITEM 14. CONTROLS AND PROCEEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Acts reports is recorded, processed and summarized and is reported within the time periods specified in
the  SEC's  rules  and  forms,  and  that  such  information   is
accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2003 audited financial statements.

Forward Looking Statements
--------------------------

When used throughout in this form 10KSB filing, the words "believe", "should", "would", and similar expressions that are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the next fiscal year, the Company's beliefs and its views about the long-term future of the industry and the Company, its suppliers or its strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission ("SEC") filings, unforeseen circumstances or events could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10-KSB filing.


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



                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



MED GEN, INC.
(Registrant)


Date: January 12, 20043



By: /s/ Paul B. Kravitz
   ---------------------------------
     (Signature)

Chairman and CEO
------------------------------------
(Print name and title of signing
officer)

          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Paul Kravitz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Med Gen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
   "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 12, 2004

By: /s/Paul Kravitz
   ----------------------------
   Paul Kravitz
   Chief Executive Officer

          CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Jack Chien, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Med
Gen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
     Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 12, 2004

By:  /s/Jack Chien
   ------------------------------------
   Jack Chien /Chief Financial Officer,
   and Principal Accounting Officer

                          EXHIBIT INDEX
                          -------------

32.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

32.2     Certification of Chief Operating Officer Pursuant to 18
         U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Certification of Chief Executive Officer

                          MED GEN, INC.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

                         C O N T E N T S


Reports of Independent Auditors

Financial Statements:

Balance Sheet

Statements of Operations

Statement of Stockholders' (Deficit)

Statements of Cash Flows

Notes to Financial Statements

                 REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Med Gen, Inc.

We have audited the accompanying balance sheet of Med Gen, Inc. as of September 30, 2003, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended September 30, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc. as of September 30, 2003, and results of its operations and its cash flows for the years ended September 30, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America.


Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP


Denver, Colorado
December 5, 2003

                         Med Gen, Inc.
                         Balance Sheet
                       September 30, 2003

ASSETS

Current Assets
   Cash and cash equivalents                            $    90,791
    Accounts receivable, net of reserve of $10,000          501,432
    Inventory                                               218,686
    Other current assets                                     21,400
                                                        -----------
      Total Current Assets                                  832,309
                                                        -----------

Property and Equipment, net                                  88,134
                                                        -----------

Other Assets
    Deposits                                                 62,421
    Assets held for sale                                     50,000
    Other                                                    11,648
                                                        -----------
                                                        $ 1,044,512
                                                        ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                $   348,267
   Notes payable - related parties                           20,000
   Convertible debentures                                   430,000
                                                        -----------
      Total Current Liabilities                             798,267
                                                        -----------

Notes payable - related parties                           1,127,500
                                                        -----------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000
      shares authorized, no shares issued and
      outstanding                                                 -
   Undesignated, 3,500,000 shares authorized                      -
   Common stock, $.001 par value, 50,000,000
     shares authorized, 1,225,140 shares
     issued and outstanding                                   1,225
   Paid in capital                                        4,903,284
   Accumulated (deficit)                                 (5,033,539)
                                                        -----------
                                                           (129,030)
   Receivable for common stock                             (752,225)
                                                        -----------
                                                           (881,255)
                                                        -----------
                                                        $ 1,044,512
                                                        ===========


       See accompanying notes to the financial statements.

                          Med Gen, Inc.
                    Statements of Operations
           For the Years Ended September 30, 2002 and 2003

                                                  2002            2003
                                              ------------    ------------

Net Sales                                     $  3,558,294    $  2,306,648

Cost of Sales                                    1,233,402         797,412
                                              ------------    ------------
                                                 2,324,892       1,509,236
                                              ------------    ------------

Operating expenses:
  Non cash stock compensation                      604,116               -
  Selling, general and administrative
    expenses                                     2,733,371       1,958,192
                                              ------------    ------------
                                                 3,337,487       1,958,192
                                              ------------    ------------

(Loss) from operations                          (1,012,595)       (448,956)
                                              ------------    ------------

Other (income) expense:
  Other (income) expense                           (22,884)         26,921
  Interest expense                                  71,574         116,966
  Non cash interest expense                        270,000               -
                                              ------------    ------------
                                                   318,690         143,887
                                              ------------    ------------

Net (loss)                                    $ (1,331,285)   $   (592,843)
                                              ============    ============


Per share information - basic and fully diluted:

 Weighted average shares outstanding               567,745         910,072
                                              ============    ============

 Net (loss) per share                         $      (2.34)   $      (0.65)
                                              ============    ============


       See accompanying notes to the financial statements.

                              Med Gen, Inc.
                  Statement of Stockholders' (Deficit)
           For the Years Ended September 30, 2002 and 2003

                                         Common Stock
                                     --------------------
                                                             Addt'l                   Receivable
                                                             Paid in      Treasury    for Common     Accumulated
                                      Shares       Amount    Capital       Stock         Stock         Deficit         TOTAL
                                    ----------     ------   ----------   ---------    ------------   ------------    ----------

Balance, September 30, 2001            402,975     $  403   $2,955,490    $(10,000)   $          -   $ (3,109,411)   $ (163,518)

Cancellation of shares                  (5,750)        (6)     (20,119)          -               -              -       (20,125)
Issuance of shares for services         95,915         96      550,145           -               -              -       550,241
Issuance of shares for cash              7,000          7       13,993           -               -              -        14,000
Exercise of stock options               50,000         50      129,950           -        (130,000)             -             -
Subscribed shares                            -          -      198,000           -               -              -       198,000
Issuance of shares as interest
  payment                               75,000         75      269,925           -               -              -       270,000
Payment on option exercise                   -          -            -           -          44,540              -        44,540
Value attributed to options issued           -          -       74,000           -               -              -        74,000
Net (loss) for the year                      -          -            -           -               -     (1,331,285)   (1,331,285)
                                    ----------     ------   ----------   ---------    ------------   ------------    ----------

Balance, September 30, 2002            625,140        625    4,171,384     (10,000)        (85,460)    (4,440,696)     (364,147)

Retire treasury shares                       -          -      (10,000)     10,000               -              -             -
Exercise of stock options              600,000        600      741,900           -        (742,500)             -             -
Payment on option exercise                   -          -            -           -          75,735              -        75,735
Net (loss) for the year                      -          -            -           -               -       (592,843)     (592,843)
                                    ----------     ------   ----------   ---------    ------------   ------------    ----------

Balance September 30, 2003           1,225,140     $1,225   $4,903,284   $       -    $   (752,225)  $ (5,033,539)   $ (881,255)
                                    ==========     ======   ==========   =========    ============   ============    ==========



       See accompanying notes to the financial statements.

                          Med Gen, Inc.
                    Statements of Cash Flows
          For the Years Ended September 30, 2002 and 2003

                                                            2002           2003
                                                        ------------   -----------
Cash flows from operating activities:
Net (loss)                                              $ (1,331,285)  $  (592,843)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                               23,908        28,244
  (Loss) on disposition of property and equipment              3,331        28,322
  Write off of receivable from affiliate                      10,908          -
  Allowance for doubtful accounts                             10,000        60,000
  Common shares issued for interest                          270,000          -
  Common shares subscribed for services                      198,000          -
  Common shares and options issued for services              604,116          -
Changes in assets and liabilities:
  (Increase) in accounts receivable                          (81,405)      (56,418)
  (Increase) decrease in inventory                           (44,138)       38,327
  Decrease in subscriptions receivable                        55,000          -
  (Increase) decrease in other current assets                   (270)          729
  (Increase) decrease in deposits and other assets            24,975         1,404
  (Decrease) in accounts payable and accrued expenses       (366,046)      (62,199)
                                                        ------------   -----------
Net cash (used in) operating activities                     (622,906)     (554,434)
                                                        ------------   -----------

Cash flows from investing activities:
  Acquisition of property and equipment                      (71,158)      (23,873)
                                                        ------------   -----------
Net cash (used in) investing activities                      (71,158)      (23,873)
                                                        ------------   -----------

Cash flows from financing activities:
  Proceeds from notes payable - related parties              506,600       600,000
  Repayment of notes payable - related parties              (100,000)      (56,200)
  Proceeds from convertible debentures                       400,000          -
  Repayment of convertible debentures                       (129,500)         -
  Proceeds from stock issuances                               58,540        75,735
                                                        ------------   -----------
Net cash provided by financing activities                    735,640       619,535
                                                        ------------   -----------

Net increase in cash                                          41,576        41,228

Beginning - cash balance                                       7,987        49,563
                                                        ------------   -----------

Ending - cash balance                                   $     49,563   $    90,791
                                                        ============   ===========

Supplemental cash flow information:
  Cash paid for income taxes                            $          -   $         -
  Cash paid for interest                                $     71,574   $   115,871

Non cash investing and financing activities:
  Common shares issued for receivable                   $          -   $   742,500
  Assets held for sale received in settlement of debt   $     78,322   $         -
  Repayment of note payable by issuance of new note     $     47,100   $         -
  Common shares issued to officers for receivable       $    130,000   $         -
  Retirement of treasury shares                         $          -   $    10,000




       See accompanying notes to the financial statements.

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003


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

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at September 30, 2003 consisted of finished goods and packaging materials.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed. Certain idle property and equipment with a basis and approximate fair market value of $50,000 has been reclassified to property held for sale at September 30, 2003.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Accounts receivable are stated net of an allowance of $10,000.

Depreciation and Amortization

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003

               Furniture and fixtures           7 years
               Office and computer equipment    5 years
               Computer software                3 years
               Leasehold improvements           5 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $151,350 and $251,503 for the years ended September 30, 2002 and 2003.

Segment Information

The Company follows SFAS 131, Disclosures about "Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003

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

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003


In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In  August  2001, the FASB issued SFAS 144, "Accounting  for  the
Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003


goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2003 consisted of the following:

     Furniture and office equipment             $   65,916
     Computer equipment and  software               80,339
     Leasehold improvements                          7,657
                                                ----------
                                                   153,912
     Accumulated depreciation and amortization     (65,778)
                                                ----------
                                                $   88,134
                                                ==========

Depreciation  and  amortization  expense  for  the  years   ended
September 30, 2002 and 2003 was $23,908 and $28,244.

NOTE 3. NOTES PAYABLE - RELATED PARTIES

Notes payable officers consisted of unsecured loans payable to two officers aggregating $272,500 bearing interest at 10%. These notes are due on October 1, 2004.

During October 2001 the Company entered into security agreement to borrow up to $1,000,000 from an affiliate and in conjunction with this refinanced certain loans into a $350,000 note payable due during January 2002 with interest at 7.5% per annum. As additional consideration for the loan, the Company issued 75,000 shares of its common stock (see Note 6). During March 2002 the Company refinanced this obligation into a $500,000 note payable and during 2003 borrowed an additional $375,000. This note bears interest at 8% per annum, requires monthly interest payments and is due on December 24, 2004. The Company paid interest aggregating $21,414 and $63,565 during 2002 and 2003 related to this note. Substantially all of the Company's assets secure this loan.

Maturities  of related party notes are as follows: 2004  $20,000;
2005: $1,127,500

NOTE 4. CONVERTIBLE DEBENTURES

Convertible  debentures,  as of September  30,  2001,  aggregated
$159,500  maturing on July 31, 2002 and providing for  8%  annual

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003


interest. Each $1,000 face value debenture is convertible into 2,000 shares of common stock. Additionally, each $1,000 face value debenture includes 1,000 warrants, which are convertible into 1,000 shares of common stock at $25.00 per share. The warrants are non-detachable and expire on July 31, 2004. During July 2002 the Company repaid $129,500 of these debentures and renewed a $30,000 debenture at an 8% annual interest, which is due on July 31, 2004.

During February through April 2002 the Company issued $400,000 of
8% cumulative convertible debentures due in May 2004 for cash aggregating $400,000. The debentures are convertible into common shares of the Company as follows:

   At any time after the Company's common stock price exceeds $3 per share for a period of ten consecutive trading days the holder may convert 50% of the value of the debenture into common stock at the rate of $2.00 per common share (election to convert).

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

Notwithstanding the above, on the 25th monthly anniversary of the date of the investments the debentures automatically convert into common stock as follows:

   50% of the value of the debentures converts into common stock at the rate of $2.00 per common share and the remaining 50% of the value of the debentures converts into the number of common shares determined by dividing the balance of the value of the debentures by the common stock price at the 25th monthly anniversary.

The shares of common stock to be issued upon conversion are subject to certain registration rights.

Any difference between the fair market value of the common shares and the conversion price shall be recorded as additional interest on the debentures at the time of the conversion.

NOTE 5. INCOME TAXES

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
                                      ---
                                        -
                                      ===

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003


As of September 30, 2003, the Company has a net operating loss carryforward of approximately $4,500,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2023. The deferred tax asset of approximately $1,500,000 relating to the operating loss carryforward has been fully reserved at September 30, 2003.

NOTE 6. STOCKHOLDERS (DEFICIT)

During February 2003 the Company affected a one for eighty reverse stock split and during November 2003 the Company affected a four to one forward stock split. All share and per share amounts have been restated to give effect to these splits.

Common stock

During October 2001 the Company issued 36,750 shares of common stock to a consultant. The Company charged the fair value of these shares of $183,750 to operations during the year.

During October 2001 the Company issued 75,000 shares of common stock as partial consideration for a loan (see Note 3). The
Company charged the fair value of these shares of $270,000 to interest expense during the year ended September 30, 2002.

During January 2002 the Company issued 4,165 shares of common stock in exchange for services. The Company charged the fair value of theses shares of $22,491 to operations during the year.

During January 2002 the Company agreed to issue 5,000 shares of common stock for cash aggregating $10,000. The difference between the price paid for the shares and their fair market value of $17,000 has been charged to operations during the year. These shares were issued during May 2002.

During the quarter ended March 31, 2002 the Company agreed to issue 40,000 shares of common stock to officers for services. The Company charged the fair value of these shares of $198,000 to operations during the period. These shares have not yet been issued.

During April 2002 the Company issued 50,000 shares of common stock to officers pursuant to the exercise of stock options. The Company has recorded the amount due from these officers of $130,000 as a receivable for common stock. Subsequently $44,540 was paid to the Company by one of the officers.

During May 2002 the Company issued 50,000 shares of common stock to officers and a consultant for services. The Company charged the fair value of these shares of $301,000 to operations. In addition, during May 2002 the Company issued 2,000 shares of common stock for cash aggregating $4,000. The difference between the price paid for the shares and their fair market value of $4,000 has been charged to operations.

During July 2002 the Company issued 5,000 shares of common stock for services. The Company charged the fair value of the shares of $22,000 to operations.

During September 2002 the Company rescinded the issuance of 5,750 shares of common stock valued at $20,125 that it had agreed to issue during the year ended September 30, 2001.

During January 2003 the Company commenced a private placement of units consisting of common stock and warrants. This offering was terminated during March 2003.

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003


During March 2003 the Company repriced 50,000 options held by an officer from $10.80 to $4.95, which was the fair market value of the common shares underlying the options on the repricing date. The underlying shares have been registered pursuant to a Form S-8 Registration Statement. This officer exercised this option and received 200,000 common shares in the cashless exercise. The aggregate value for the shares of $247,500 is due from this officer at such time as he sells the shares and has been recorded as a receivable for common stock.

During April 2003 the Company repriced 2,500,000 options held by an officer from prices ranging from $10.80 to $24.00 to $4.95, which was the fair market value of the common shares underlying the options on the repricing date. The underlying shares have been registered pursuant to a Form S-8 Registration Statement. This officer exercised 100,000 of these options and received 400,000 common shares in the cashless exercise. The aggregate value for the shares of $495,000 is due from this officer at such time as he sells the shares and has been recorded as a receivable for common stock.

As of September 30, 2003 $75,735 had been paid related to the above option exercises.

Stock-based Compensation

During the year ended September 30, 2002, the Company issued options to purchase shares of common stock to certain employees and non-employees. Compensation costs charged to operations aggregated $74,000 for the year ended September 30, 2002.

During the year ended September 30, 2003, the Company issued options to purchase shares of common stock to certain employees and officers. Compensation costs charged to operations aggregated
$0 for the year ended September 30, 2003.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS
123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended September 30, 2002 and 2003: expected life of options of 3 to 5 years, expected volatility of 178% and 367%, risk-free interest rate of 3% and 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the years ended September 30, 2002 and 2003 approximated $.16 and $1.28 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:


                                         2002           2003
                                    ------------   ------------
Net (loss)
     As reported                    $ (1,331,285)  $   (592,843)
     Proforma                       $ (2,131,285)  $   (641,123)

Basic and diluted (loss) per share
     As reported                        $(2.34)         $(.65)
     Proforma                           $(3.75)         $(.70)

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003


A summary of stock option activity is as follows:

                                                Weighted    Weighted
                                     Number     average     average
                                       of       exercise      fair
                                     shares       price       value
                                   ----------   --------    --------
     Balance at
       September 30, 2001           5,716,200
     Granted                        5,340,000    $1.24        $1.24
     Exercised/Forfeited           (1,775,000)   $1.24        $1.24
                                   ----------
     Balance at
       September 30, 2002           9,281,200    $1.24
     Granted                           38,000    $1.28        $1.28
     Exercised/Forfeited             (150,000)   $1.24        $1.24
                                   ----------
     Balance at
       September 30, 2003           9,169,200    $1.24        $1.24


The following table summarizes information about fixed-price stock options at September 30, 2003:


                              Outstanding                   Exercisable
                              -----------                   -----------

                    Weighted     Weighted    Weighted-
                    Average       Average     Average
Exercise            Number      Contractual   Exercise      Number      Exercise
Prices            Outstanding      Life        Price      Exercisable     Price
--------          -----------   -----------  ---------    -----------   --------
 $4.95              9,120,000    6.0 years     $ 1.24       9,120,000     $ 1.24
$5.00 to $5.25         38,000    5.0 years     $ 1.28          38,000     $ 1.28
$20.00 to $200.00      11,200    1.0 year      $25.00          11,200     $25.00
                  -----------                             -----------
                    9,169,200                               9,169,200
                  ===========                             ===========

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under operating leases for gross monthly rent, including common area maintenance, of approximately $6,200. The office lease provides for no annual cost of living adjustments in the base rent and the warehouse leases provide for fixed annual increases in the base rent.

Future minimum lease payments under all non-cancelable operating leases for years ending subsequent to September 30, 2003 are as follows:

     2004    $    97,800
     2005         74,400
     2006         74,400
     2007         74,400
     2008         74,400
     2009         18,600
             -----------
             $   414,000
             ===========

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003


Rent expense for the years ended September 30, 2002 and 2003 was $342,900 and $228,901.

Employment Contracts

On September 27, 2002 the Company entered into 5-year employment contracts with 2 officers. Each contract provides for annual salary payments aggregating $150,000 plus a bonus equal to 1.66% of the Company's pre tax income or net cash-flow whichever is greater. The contracts were to become effective until the completion of the proposed private placement described in Note 6. These contracts were never effected due to the termination of the private placement.

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

During May 2003 Global Healthcare Laboratories, Inc. ("Global") made a claim against the Company for breach of contract under a master license agreement. The tentative trial date is set for May 2004. Management cannot predict the outcome of the proceedings but contends that Global committed fraud and multiple breaches of the master license agreement and that the claim is without merit. The Company intends to vigorously defend the action. The Company is currently awaiting the filing of Global's third amended complaint, which will purportedly assert claims against the Company with a present value of approximately $9 million.

Other

During July 2002 the Company entered into an agreement with the manufacturer of several of its products, whereby the Company would acquire all of the outstanding common shares of the manufacturer and certain related entities for $2,000,000 in shares of common stock at the Company's stock value at closing, $3,000,000 in cash and $2,000,000 evidenced by a note payable over 3 years with interest at 8% per annum. The note is convertible into common shares of the Company at the average price of the Company's common stock for the five business days prior to conversion This acquisition was contingent upon the Company obtaining the necessary funding to complete the transaction which at a minimum must aggregate $12,000,000. This agreement was cancelled during March 2003.

NOTE 9. CONCENTRATIONS

During years ended September 30, 2002 and 2002, the Company derived substantially all of its revenue from the sale of one product, SNORENZ. Credit is granted to their customers in the normal course of business.

The Company derived 40%, 13% and 12% of its total sales from three major customers during the year ended September 30, 2002 and 57% of its total sales from one major customers during the year ended September 30, 2003. At September 30, 2003 outstanding accounts receivable from this one customer accounted for 65% of net accounts receivable.

The Company has an exclusive contract with a single manufacturing company to produce SNORENZ.

                        Med Gen, Inc.
                Notes to Financial Statements
                      September 30, 2003


NOTE 10. RELATED PARTY TRANSACTIONS

Receivables from affiliates

During the years ended September 30, 2002 the Company wrote off advances and accounts receivable aggregating $10,908 as bad debts.

During the years ended September 30, 2002 and 2003 the Company paid consulting fees to the affiliated entity discussed in Note 3 aggregating $54,450 and $81,831.

NOTE 11. SUBSEQUENT EVENTS

From October 1, 2003 to November 30, 2003 officers exercised 735,000 of the options discussed in Note 6 and the received 2,940,000 common shares in the cashless exercise. The aggregate value for the shares of $3,638,250 is due from these officers at such time as they sells the shares and will be recorded as a receivable for common stock.

From October 1, 2003 to November 2003 $242,243 had been paid related to the option exercises

During November 2004 the Company issued 747,600 options to purchase common stock at an exercise price of $1.34 per share to a consultant.

During November 2003 the Company entered into a term sheet with an investment banker for a proposed offering of a minimum of $600,000 and a maximum of $800,000 in 5% convertible preferred securities pursuant to Regulation D. The preferred shares are convertible into common shares at $1.00 per share. In addition, each ten shares of preferred stock entitles the purchaser to receive 2 three year warrants to purchase common shares of the Company at 110% of the conversion price at the time of closing. The Company has agreed to pay a fee to the investment banker of 10% of the cash raised and warrants to purchase shares of common stock equal to 20% of the common shares which may be issued in the proposed offering at an exercise price of 110% of the conversion price at the time of closing. All shares and warrants carry certain registration rights.