Form 10QSB
period 2003-12-31
MED GEN INC
filed 2004-02-13
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2003
                                            -----------------

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


         7284 W. Palmetto Park Road, Suite 207, Boca Raton, FL 33433
         -----------------------------------------------------------
                    (Address of principal executive offices)

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

Common Stock, Par Value $.001 per share

4,192,345 Shares outstanding as of December 31, 2003. The Company's stock trades on the OTCBB under the symbol "MDGN".

Transitional Small Business Disclosure Format (check one):

                  Yes [ ]           No  [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - December 31, 2003 (Unaudited)

          Statements of Operations - Three months ended December 31, 2003 and 2002 (Unaudited).

          Statements of Cash Flows - Three months ended December 31, 2003 and 2002 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                                 MED GEN, INC.


     This Form 10-QSB is for the period ended December 31, 2003.

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Med Gen, Inc.
                                Balance Sheet
                              December 31, 2003
                                 (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                              $    35,315
    Accounts receivable                                       290,423
    Inventory                                                 208,753
    Other current assets                                       10,700
                                                          -----------
      Total Current Assets                                    545,191
                                                          -----------

Property and Equipment, net                                    80,582
                                                          -----------

Other Assets
    Deposits                                                   62,421
    Assets held for sale                                       43,750
    Other                                                      11,442
                                                          -----------
                                                              117,613
                                                          -----------
                                                          $   743,386
                                                          ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                  $   250,132
   Notes payable - related parties                            951,815
   Convertible debentures                                     380,000
                                                          -----------
      Total Current Liabilities                             1,581,947
                                                          -----------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000
     shares authorized
   Series A 8% cumulative, convertible, 1,500,000
     shares authorized                                              -
   Undesignated, 3,500,000 shares authorized                        -
   Common stock, $.001 par value, 20,000,000
     shares authorized, 4,192,345 shares
     issued and outstanding                                     4,193
   Paid in capital                                          8,675,567
   Accumulated (deficit)                                   (5,497,449)
                                                          -----------
                                                            3,182,311
   Receivable for common stock                             (4,020,872)
                                                          -----------
                                                             (838,561)
                                                          -----------
                                                          $   743,386
                                                          ===========


          See accompanying notes to the financial statements.

                              Med Gen, Inc.
                       Statements of Operations
          For the Three Months Ended December 31, 2002 and 2003
                              (Unaudited)


                                                          2002           2003
                                                      -----------    -----------

Net Sales                                             $   554,678    $   267,264

Cost of Sales                                             106,819        104,106
                                                      -----------    -----------
Gross profit                                              447,859        163,158
                                                      -----------    -----------

Operating expenses:
  Non-cash stock compensation                                   -         87,000
  Selling, general and administrative expenses            355,932        485,077
                                                      -----------    -----------
                                                          355,932        572,077
                                                      -----------    -----------

Income (loss) from operations                              91,927       (408,919)
                                                      -----------    -----------

Other (income) expense:
  Interest expense                                         34,169         48,740
  Other expenses                                                -          6,250
                                                      -----------    -----------
                                                           34,169         54,990
                                                      -----------    -----------

Income (loss) before income taxes                          57,758       (463,909)

Income taxes                                                    -              -
                                                      -----------    -----------
Net income (loss)                                     $    57,758    $  (463,909)
                                                      ===========    ===========


Per share information - basic and fully diluted:

 Weighted average shares outstanding                      585,860      3,983,655
                                                      ===========    ===========

 Net income (loss) per share                          $      0.10    $     (0.12)
                                                      ===========    ===========


          See accompanying notes to the financial statements.

                               Med Gen, Inc.
                        Statements of Cash Flows
         For the Three Months Ended December 31, 2002 and 2003
                                (Unaudited)

                                                     2002            2003
                                                 -----------     -----------

Cash flows from operating activities:
 Net cash (used in) operating activities         $  (133,021)    $  (225,079)
                                                 -----------     -----------

Cash flows from investing  activities:
 Net cash (used in) investing activities              (2,808)              -
                                                 -----------     -----------

Cash flows from financing activities:
Borrowing (repayment) of related party notes         100,000        (200,000)
Proceeds from option exercise                              -         369,603
                                                 -----------     -----------
 Net cash provided by financing activities           100,000         169,603
                                                 -----------     -----------

Net increase (decrease) in cash                      (35,829)        (55,476)

Beginning - cash and cash equivalents                 49,563          90,791
                                                 -----------     -----------

Ending - cash and cash equivalents               $    13,734     $    35,315
                                                 ===========     ===========

                          MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003
                           (UNAUDITED)
(1)  Basis Of Presentation

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2003 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(4)  Notes Payable - Related Parties

During March 2002 the Company repaid $200,000 in notes payable to related parties.

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

The Company's deferred tax asset of approximately $1,600,000 resulting from net operating loss carryforwards aggregating approximately $4,800,000 is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

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

During December 2003 a holder of the convertible debentures converted a $50,000 debenture into 27,205 shares of common stock.

(7)  Stockholders' (Deficit)

During November 2003 the Company affected a four to one forward stock split. All share and per share amounts have been restated to give effect to this split.

From October 1, 2003 to December 31, 2003 officers exercised 735,000 of the options discussed in Note 6 and the received 2,940,000 common shares in the cashless exercise. The aggregate value for the shares of $3,638,250 is due from these officers at such time as they sells the shares and has been recorded as a receivable for common stock.

From October 1, 2003 to December 31, 2003 $369,603 had been paid related to the option exercises

During January 2004 the Company repriced options held by officers from $1.24 to $.44 which was the fair market value of the common shares underlying the option on the repricing date.

During November 2004 the Company issued 186,915 options to purchase common stock at an exercise price of $1.34 per share to a consultant. The Company charged $87,000 to operations related to the issuance of these options.

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

(8)  Concentrations

During the period ended December 31, 2002 the Company derived 52% of its total sales from a single customer and during the period ended December 31, 2003 the Company derived 29% and 21% of its sales from two customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

Three months ended December 31, 2003
Compared with three months ended December 31, 2002
--------------------------------------------------

GENERAL
-------

The Company is now headquartered at 7284 W. Palmetto Park Rd., Suite 207, Boca Raton, Florida 33433 since January 1,2004. The Company has downsized its headquarters from 4500 sq, ft. to 2200 sq. ft. in an effort to decrease operating expenses. It does not foresee any need to further expand its 2200 sq.ft. Corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.


Results of Operations
---------------------

For the 2003 first fiscal quarter ended December 31, 2003, Sales decreased 48.18% to $267,264. This decrease was due to a lack of advertising budget to compete with other products in the same marketplace Gross profit for the first quarter was $163,158 versus $447,859 for the year ago quarter, a decrease of 63.57%. The decrease was due to a one-time "gravity fed" display ordered by Walmart in the first quarter, a year ago. Gross profit margins for the quarter decreased to 61.04% of sales down from 80.74% in the previous year ago quarter.

Operating expenses (selling, general and administrative expenses) increased to $485,077 from $355,932, a increase of 36.63%. The increase is due to several factors including, increased legal fees and consultants fees. Operating loss was $408,919 as opposed to a gain of $91,927 in the prior year's quarter.

Interest expense increased from $34,169 in the year ago quarter to $48,740. This due to the increase in borrowings for the period.

For the first fiscal quarter the company reported a loss of $.12 per share versus a gain of $.10 per share in the year ago quarter.

Liquidity and Capital Resources
-------------------------------

Cash on hand at December 31, 2003 was $35,315 and the Company had a working capital deficit of $838,561 at December 31, 2003.

Net cash used in operating activities was $225,079 during the quarter ended December 31, 2003.

Net cash used in investing activities was $-0- during the quarter ended December 31, 2003.

Net cash provided by financing activities was $369,603 during the quarter ended December 31, 2003, which consisted of proceeds from the sale of management options net of $200,000 repayments of related party loans.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the notes to our financial statements for the year ended September 30, 2003 are those that depend most heavily on these judgments and estimates.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed inn the notes to the financial statements in our September 30, 2002 audited financial statements.


FORWARD LOOKING STATEMENTS
--------------------------

When used throughout in this form 10QSB filing, the words "believe", "should", "would", and similar expressions that are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the next fiscal year, the Company's beliefs and its views about the long term future of the industry and the Company, its suppliers or its strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission ("SEC") filings, unforeseen circumstances or events could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company. The Company does not undertake any responsibility t update the forward-looking statements contained in this Form 10QSB filing.


Item 3.  Controls & Procedures

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

         Not Applicable


Item 5.  OTHER INFORMATION

         Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

               31.2 Certification of Chief Executive Officer Pursuant
                    to 18 U.S.C. Section 1350, as adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

        (b) There were no reports filed on Form 8-K forthe period covered by this Report.



---------------------------------------------------------------------------


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Med Gen, Inc.
                                        (Registrant)


Date: February 13, 2004
                                        By:_______/s/Paul B. Kravitz_____
                                           Paul B. Kravitz
                                           Chief Executive Officer