Form 10QSB/A
period 2003-12-31
MED GEN INC
filed 2004-02-19
CIK 1045707

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

          Statements of Cash Flows - Three months ended December 31, 2003 and 2002 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Change in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

EX-31.1

EX-31.2

EX-32.1

EX-32.2

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

From October 1, 2003 to December 31, 2003 officers exercised 735,000 options and received 2,940,000 common shares in the cashless exercise. The aggregate value for the shares of $3,638,250 is due from these officers at such time as they sells the shares and has been recorded as a receivable for common stock.

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

Operating expenses (selling, general and administrative expenses) increased to $485,077 from $355,932, a increase of 36.63%. The increase is due to several factors including, increased legal fees and consultants fees. Operating loss was $408,919 as opposed to operating income of $91,927 in the prior year's quarter.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed inn the notes to the financial statements in our September 30, 2003 audited financial statements.


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

         Not Applicable


Item 5.  OTHER INFORMATION

         Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

               31.2 Certification of Chief Financial Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

               32.1 Certification of Chief Executive Officer Pursuant
                    to 18 U.S.C. Section 1350, as adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of Chief Financial Officer Pursuant
                    to 18 U.S.C. Section 1350, as adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

        (b) There were no reports filed on Form 8-K forthe period covered by this Report.



---------------------------------------------------------------------------


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Med Gen, Inc.
                                        (Registrant)


Date: February 17, 2004
                                        By:_______/s/Paul B. Kravitz_____
                                           Paul B. Kravitz
                                           Chief Executive Officer