Form 10QSB
period 2004-03-31
MED GEN INC
filed 2004-05-13
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                        Commission file number 000-29171

                                  MED GEN, INC.
        [Exact name of small business issuer as specified in its charter]



        Nevada                                                 65-0703559
------------------------                             -------------------------
(State of incorporation)                                    (IRS Employer
                                                         Identification No.)


           7284 W. Palmetto Park Road, Suite 207, Boca Raton, FL 33433
          ------------------------------------------------------------
                    (Address of principal executive offices)

                            (561) 750-1100 (Issuer's
                            ------------------------
                                telephone number)

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

11,087,187 Shares outstanding as of March 31, 2004. The Company's stock trades on the OTCBB under the symbol "MDGN".

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                          Yes [ ]           No [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - March 31, 2004 (Unaudited)

          Statements of Operations - Six months and three months ended March 31, 2004 and 2003 (Unaudited).

          Statements of Cash Flows - Six months ended March 31, 2004 and 2003 (Unaudited).

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

EX-31.1

EX-31.2

EX-32.1

EX-32.2

                                  MED GEN, INC.


            This Form 10-QSB is for the period ended March 31, 2004.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Med Gen, Inc.
                                Balance Sheet
                                March 31, 2004
                                 (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                                 $   299,291
    Accounts receivable                                          365,013
    Inventory                                                    153,947
    Other current assets                                           5,700
                                                             -----------
      Total Current Assets                                       823,951
                                                             -----------

Property and Equipment, net                                       72,531
                                                             -----------

Other Assets
    Deposits                                                      62,421
    Assets held for sale                                          37,500
    Other                                                         10,836
                                                             -----------

                                                             $ 1,007,239
                                                             ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                     $   248,707
   Notes payable - related parties                               979,450
   Convertible debentures                                        380,000
                                                             -----------
      Total Current Liabilities                                1,608,157
                                                             -----------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized                                                      --
   Undesignated, 3,500,000 shares authorized                          --
   Common stock, $.001 par value, 20,000,000
     shares authorized, 7,506,051 shares
     issued and outstanding                                        7,506
   Paid in capital                                             9,121,003
   Accumulated (deficit)                                      (5,800,184)
                                                             -----------
                                                               3,328,325
   Receivable for common stock                                (3,929,243)
                                                             -----------
                                                                (600,918)
                                                             -----------

                                                             $ 1,007,239
                                                             ===========

              See accompanying notes to the financial statements.

                                  Med Gen, Inc.
                            Statements of Operations
       For the Three Months and Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                           Three Months               Six Months
                                                   ------------------------    -------------------------
                                                      2004          2003          2004           2003
                                                   -----------    ---------    -----------    ----------
Net Sales                                          $   244,937    $ 586,140    $   512,201    $1,140,818

Cost of Sales                                          144,083      233,328        248,189       340,147
                                                   -----------    ---------    -----------    ----------

                                                       100,854      352,812        264,012       800,671
                                                   -----------    ---------    -----------    ----------

Operating expenses:
  Non cash stock compensation                           48,750           --        135,750            --
  Selling, general and administrative expenses         325,994      340,236        811,071       696,168
                                                   -----------    ---------    -----------    ----------
                                                       374,744      340,236        946,821       696,168
                                                   -----------    ---------    -----------    ----------

(Loss) from operations                                (273,890)      12,576       (682,809)      104,503
                                                   -----------    ---------    -----------    ----------

Other (income) expense:
  Interest expense                                      22,595       15,604         71,335        49,773
  Other expenses                                         6,250           --         12,500            --
                                                   -----------    ---------    -----------    ----------
                                                        28,845       15,604         83,835        49,773
                                                   -----------    ---------    -----------    ----------

Income (loss) before income taxes                     (302,735)      (3,028)      (766,644)       54,730

Income taxes                                                --           --             --            --
                                                   -----------    ---------    -----------    ----------

Net income (loss)                                  $  (302,735)   $  (3,028)   $  (766,644)   $   54,730
                                                   ===========    =========    ===========    ==========

Per share information - basic and fully diluted:

 Weighted average shares outstanding                 5,821,914      694,028      4,496,172       659,204
                                                   ===========    =========    ===========    ==========

 Net income (loss) per share                       $     (0.05)   $   (0.00)   $     (0.17)   $    (0.08)
                                                   ===========    =========    ===========    ==========

              See accompanying notes to the financial statements.

                                  Med Gen, Inc.
                            Statements of Cash Flows
                For the Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                 2004         2003
                                               ---------    ---------

Cash flows from operating activities:
 Net cash (used in) operating activities       $(467,932)   $(200,840)
                                               ---------    ---------

Cash flows from investing  activities:
 Net cash (used in) investing activities              --      (10,382)
                                               ---------    ---------

Cash flows from financing activities:
Borrowing (repayment) of related party notes    (184,800)     193,500
Proceeds from option exercise                    461,232           --
Proceeds from issuance of common stock           400,000           --
                                               ---------    ---------
 Net cash provided by financing activities       676,432      193,500
                                               ---------    ---------

Net increase (decrease) in cash                  208,500      (17,722)

Beginning - cash and cash equivalents             90,791       49,563
                                               ---------    ---------

Ending - cash and cash equivalents             $ 299,291    $  31,841
                                               =========    =========

              See accompanying notes to the financial statements.

                                  MED GEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
(1)      Basis Of Presentation

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

(4)      Notes Payable - Related Parties

During March 2002 the Company repaid $200,000 in notes payable to related parties and borrowed an additional $15,200 from related parties with interest at 10% per annum.

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

The Company's deferred tax asset of approximately $1,600,000 resulting from net operating loss carryforwards aggregating approximately $5,000,000 is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

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

From October 1, 2003 to March 31, 2004 $461,232 had been paid related to the option exercises

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

During November 2003 the Company entered into a term sheet with an investment banker for a proposed offering of a minimum of $600,000 and a maximum of

$800,000 in 5% convertible preferred securities pursuant to Regulation D. The preferred shares are convertible into common shares at $1.00 per share. In addition, each ten shares of preferred stock entitles the purchaser to receive 2 three year warrants to purchase common shares of the Company at 110% of the conversion price at the time of closing. The Company has agreed to pay a fee to the investment banker of 10% of the cash raised and warrants to purchase shares of common stock equal to 20% of the common shares which may be issued in the proposed offering at an exercise price of 110% of the conversion price at the time of closing. All shares and warrants carry certain registration rights. This offering was subsequently cancelled.

During February and March 2004 the Company issued an aggregate of 3,238,706 shares of common stock pursuant to Regulation S offerings. The Company realized net proceeds of $400,000 from these sales.

During February 2004 the Company issued 75,000 shares of common stock for consulting services. The fair value of these shares of $48,750 has been charged to operations during the period.

(8)      Concentrations

During the period ended March 31, 2004 the Company derived 46%, 20%, 14% and 13% of its total sales from four customers. At March 31, 2004 $257,570 is due from these customers.

(9)      Subsequent Events

During April 2004 the Company issued an aggregate of 3,273,240 shares of common stock pursuant to Regulation S offerings. The Company realized net proceeds of $439,650 from these sales.

During April 2004 the Company issued 75,000 shares of common stock for consulting services. The fair value of these shares of $75,000 has been charged to operations during the period.

During April 2004 the Company issued 232,896 shares to satisfy obligations for $350,000 in convertible debentures and accured interest.

During April 2004 the Company repaid an aggregate of $425,000 of notes due to related parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months and Three months ended March 31, 2004 Compared with six months and three months ended March 31, 2003

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

RESULTS OF OPERATIONS
---------------------

FOR THE SIX MONTHS ENDED MARCH 31, 2004 NET SALES DECREASED 55.11% TO $512,201 FROM $1,140,818 IN THE PRIOR YEAR. THE DECREASE IN SALES WAS PRIMARILY DUE TO A LACK OF ADVERTISING BUDGET TO COMPETE WITH OTHER PRODUCTS IN THE SAME MARKETPLACE. BY COMPARISON OUR LARGEST COMPETITOR SPENT MILLIONS OF DOLLARS ADVERTISING THEIR NATIONAL BRAND WHILE THE COMPANY CONTINUED TO ADVERTISE THROUGH CO-OPERATIVE ADS WITH THE CHAIN DISTRIBUTOR. GROSS PROFIT FOR THE SIX MONTHS ENDED MARCH 31, 2004 WAS $264,012 VERSUS $800,671 FOR THE SAME PERIOD YEAR AGO, A DECREASE OF 67. 03% . GROSS PROFIT MARGINS FOR THE SIX MONTHS ENDED MARCH 31, 2004 DECREASED TO 51.54% FROM 70.2% IN THE PREVIOUS SIX MONTHS, A YEAR AGO. THE DECREASE CAN BE ATTRIBUTED TO LOWER SALES WHICH IN TURN COST THE COMPANY MORE TO MANUFACTURE THE PRODUCT AND LOWER MARGINS.

For the three month period ended March 31, 2004, Sales decreased 58.22% to $244,937 from $586,140 in the prior year. This decrease was due to a lack of advertising budget to compete with other products in the same marketplace Gross profit for the three month period ending March 31, 2004 was $100,854 versus $352,812 for the prior year , a decrease of 71.42%. The decrease was due to a continuing decline in sales because of increased competition and a lack of advertising budget..

For the six month period ended March 31, 2004 selling, general and administrative expenses increased from $696,168 to $946,821. The increase is attributable to a $135,750 non cash expense related to consultants fees whereby the Company paid the consultant in restricted common stock and conserved cash and an additional costs related to moving the Company to a smaller and more efficient workplace at the beginning of 2004. Management anticipates that it will further cut costs in the third fiscal quarter. Operating loss was , $(682,809) in the period ending March 31, 2004 as compared to an operating profit of $104,503 for the six month period , a year ago. The loss for the six month period is related to declining sales, increased cost of sales and the cost of free product which was required as part of a contractual obligation to garner shelf space at a major retailor.

For the three month period ending march 31, 2004 Operating expenses (selling, general and administrative expenses) increased to $374,744 from $340,236, . The increase is due to a non-cash stock compensation expense of $48,750 , otherwise operating expenses would have been lower on a comparative quarterly basis. Operating loss was ($302,735) as opposed to an operating loss of ($3,028) in the prior year's quarter. The loss for the quarter is directly related to lower sales caused by the lack of an advertising budget.

For the six month periods interest expense was $71,335 as compared to $9,773 The increase was due to increased borrowings in order to supplement cash flow from declining sales. The Company has paid down a significant portion of the outstanding debt in April 2004 and management expects to have lower interest expenses in the third and fourth fiscal quarters of 2004.

For the three month period interest expense increased from $15,604 in the year ago quarter to $22,595. This due to the increase in borrowings for the period. The Company has paid down a significant portion of the outstanding debt in April 2004.

For the six months ended March 31, 2004 the Company reported a loss of $0.17 as compared to a profit of $0.8 for the same period a year ago.

For the three month period ended March 31, 2004 the company reported a loss of $.05 per share versus $.00 per share for the same period a year ago .

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash on hand at March 31, 2004 was $299, , and the Company had a working capital deficit of $784,206 at March 31, 2004.

Net cash used in operating activities was $467,932 during the six month period ended March 31, 2004 which consisted principally of the net loss adjusted for a decrease in accounts receivable of $136,419 and non-cash stock compensation of $135,750.

Net cash used in investing activities was $-0- during the the six month period ended March 31, 2004.

Net cash provided by financing activities was $676,432 during the six month period ended March 31, 2004, which consisted of proceeds from the management options exercises of $461,232, proceeds from stock issuances net of $400,000 and repayments of related party loans of $184,800.

The Company has begun an advertising campaign which was launched on April 19th, 2004 The plan is to run advertisements in specific areas of the country in an effort to re-establish its brand recognition among consumers and effectively compete against its competitors. The Company has also eliminated one-time burdens of legal, computer and other non-recurring expenses, in an effort to further reduce costs while the sales remain below managements expectations. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

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

                                     PART II
                                     -------

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in the case: Global Healthcare Inc.. adv. Med Gen Inc., et. al. The matter was re-filed for the third time by the plaintiffs after two prior dismissals by the Federal courts for failure to state a cause of action. Management will vigorously defend this action and believes there is no merit to the plaintiff's claims.

ITEM 2. CHANGE IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 16th, 2004 and had no matters to vote by security holders.

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

                                             MED GEN, INC.
                                             (Registrant)

Date: May 5, 2004



                                             By: /s/Paul B. Kravitz
                                                 -----------------------
                                                 Paul B. Kravitz
                                                 Chief Executive Officer