Form 10QSB/A
period 2003-12-31
MED GEN INC
filed 2004-07-15
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB/A-2

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

                  Yes [ ]           No  [X]

This Second Amendment to the Company's Form 10-QSB for the period ended December 31, 2003 is filed soley for the purpose of correcting a typographical error contained in the number of authorized shares reflected on the Balance Sheet.



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
                                                          -----------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000
     shares authorized
   Series A 8% cumulative, convertible, 1,500,000
     shares authorized                                              -
   Undesignated, 3,500,000 shares authorized                        -
   Common stock, $.001 par value, 50,000,000
     shares authorized, 4,192,345 shares
     issued and outstanding                                     4,193
   Paid in capital                                          8,675,567
   Accumulated (deficit)                                   (5,497,449)
                                                          -----------
                                                            3,182,311
   Receivable for common stock                             (4,020,872)
                                                          -----------
                                                             (838,561)
                                                          -----------
                                                          $   743,386
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


                                        Med Gen, Inc.
                                        (Registrant)


Date: July 15, 2004
                                        By:_______/s/Paul B. Kravitz_____
                                           Paul B. Kravitz
                                           Chief Executive Officer