Form 10QSB/A
period 2004-03-31
MED GEN INC
filed 2004-07-15
CIK 1045707

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

                          Yes [ ]           No [X]

This Amendment to the Company's Form 10-QSB for the period ended March 31, 2004 is filed soley for the purpose of correcting a typographical error contained in the number of authorized shares reflected on the Balance Sheet.


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
                                                             -----------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized                                                      --
   Undesignated, 3,500,000 shares authorized                          --
   Common stock, $.001 par value, 50,000,000
     shares authorized, 7,506,051 shares
     issued and outstanding                                        7,506
   Paid in capital                                             9,121,003
   Accumulated (deficit)                                      (5,800,184)
                                                             -----------
                                                               3,328,325
   Receivable for common stock                                (3,929,243)
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

                                             MED GEN, INC.
                                             (Registrant)

Date: July 15, 2004



                                             By: /s/Paul B. Kravitz
                                                 -----------------------
                                                 Paul B. Kravitz
                                                 Chief Executive Officer