Form 10QSB
period 2004-06-30
MED GEN INC
filed 2004-08-16
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

18,199,320 Shares outstanding as of June 30, 2004. The Company's stock trades on the OTCBB under the symbol "MDGN".

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                          Yes [ ]           No [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - June 30, 2004 (Unaudited)

          Statements of Operations - Nine months and three months ended June 30, 2004 and 2003 (Unaudited).

          Statements of Cash Flows - Nine months ended June 30, 2004 and 2003 (Unaudited).

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

EX-31.1

EX-31.2

EX-32.1

EX-32.2

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 Med Gen, Inc.
                                 Balance Sheet
                                 June 30, 2004
                                  (Unaudited)

         ASSETS


  Cash and cash equivalents                                 $  610,459
  Accounts receivable                                          225,855
  Inventory                                                    136,931
  Other current assets                                          11,962
                                                             ---------
     Total Current Assets                                      985,207
                                                             ---------

  Property and Equipment, net                                   64,979
                                                             ---------
  Other Assets
     Other assets                                               10,630
     Deposits                                                   62,421
                                                             ---------

                                                            $1,123,237
                                                             =========
LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts payable and accrued expenses                     $  128,543
  Notes payable - related parties                              153,185
  Convertible debentures                                        30,000
                                                             ---------
     Total Current Liabilities                                 311,728
                                                             ---------
Stockholders' Equity
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized
  Series A 8% cumulative, convertible, 1,500,000 shares
    authorized                                                     -
  Undesignated, 3,500,000 shares authorized                        -
  Common stock, $.001 par value, 50,000,000
    shares authorized, 18,199,320 shares
    issued and outstanding                                      18,194
  Paid in capital                                           12,530,306
  Accumulated (deficit)                                     (7,085,689)
                                                             ---------
                                                             5,462,811
  Receivable for common stock                               (4,651,302)
                                                             ---------
                                                               811,509
                                                             ---------

                                                            $1,123,237
                                                             =========

See accompanying notes to the financial statements.

                                 Med Gen, Inc.
                            Statements of Operations
       For the Three Months and Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                              Three Months                  Nine Months
                                                       -------------------------     -------------------------
                                                          2004           2003           2004           2003
                                                       ----------     ----------     ----------     ----------
Net Sales                                             $   232,087    $   402,505    $   744,288    $ 1,543,323

Cost of Sales                                              98,460        190,926        346,649        531,073
                                                       ----------     ----------     ----------     ----------

Gross profit                                              133,627        211,579        397,639      1,012,250
                                                       ----------     ----------     ----------     ----------

Operating expenses:
  Non cash stock compensation                             279,350            -          415,100            -
  Selling, general and administrative expenses          1,062,432        351,090      1,873,503      1,047,258
                                                       ----------     ----------     ----------     ----------
                                                        1,341,782        351,090      2,288,603      1,047,258
                                                       ----------     ----------     ----------     ----------

(Loss) from operations                                 (1,208,155)      (139,511)    (1,890,964)       (35,008)
                                                       ----------     ----------     ----------     ----------
Other (income) expense:
  Interest expense                                         39,850         35,719        111,185         85,492
  Other expenses                                           37,500            -           50,000            -
                                                       ----------     ----------     ----------     ----------
                                                           77,350         35,719        161,185         85,492
                                                       ----------     ----------     ----------     ----------

(Loss) before income taxes                             (1,285,505)      (175,230)    (2,052,149)      (120,500)
                                                       ==========     ==========     ==========     ==========

Income taxes                                                  -              -              -              -
                                                       ----------     ----------     ----------     ----------

Net (loss)                                            $(1,285,505)   $  (175,230)   $(2,052,149)   $  (120,500)
                                                       ==========     ==========     ==========     ==========

Per share information - basic and fully diluted:

 Weighted average shares outstanding                   15,328,609        958,472      8,098,809        803,896
                                                       ==========     ==========     ==========     ==========

 Net (loss) per share                                 $     (0.08)   $     (0.18)   $     (0.25)   $     (0.15)
                                                       ==========     ==========     ==========     ==========


See accompanying notes to the financial statements.

                                Med Gen, Inc.
                          Statements of Cash Flows
              For the Nine Months Ended June 30, 2004 and 2003
                                 (Unaudited)

                                                  2004              2003
                                               ----------        ----------
Cash flows from operating activities:
 Net cash (used in) operating activities      $(1,460,329)      $  (307,276)
                                              ------------      ------------
Cash flows from investing  activities:
 Net cash (used in) investing activities              -             (22,461)
                                              ------------      ------------
Cash flows from financing activities:
Borrowing (repayment) of related party notes     (994,315)          317,500
Proceeds from option exercise                   1,059,173               -
Proceeds from issuance of common stock          1,915,139               -
                                              ------------      ------------
 Net cash provided by financing activities      1,979,997           317,500
                                              ------------      ------------

Net increase (decrease) in cash                   519,668           (12,237)

Beginning - cash and cash equivalents              90,791            49,563
                                              ------------      ------------

Ending - cash and cash equivalents            $   610,459       $    37,326
                                              ============      ============



See accompanying notes to the financial statements.

                               MED GEN, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 2004
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

During March 2004 the Company repaid $200,000 in notes due to related parties and borrowed an additional $15,200 from related parties with interest at 10% per annum. During the period from April through June 2004 the Company repaid an aggregate of $809,515 in notes due to related parties.

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

The Company's deferred tax asset of approximately $2,000,000 resulting from net operating loss carryforwards aggregating approximately $6,000,000 is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

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

During December 2003 a holder of the convertible debentures converted a $50,000 debenture into 27,205 shares of common stock and during April and May 2004 holders of an aggregate of $350,000 in convertible debentures converted these debentures into 274,808 shares of common stock.

(7)	Stockholders' Equity

During November 2003 the Company affected a four to one forward stock split. All share and per share amounts have been restated to give effect to this split.

From October 1, 2003 to June 30, 2004, officers exercised 5,940,000 options and received 5,940,000 common shares in the cashless exercise. The aggregate value for the shares of $4,958,250 is due from these officers at such time as they sell the shares and has been recorded as a receivable for common stock.

From October 1, 2003 to June 30, 2004, $1,059,173 had been paid related to the option exercises.

During January 2004 the Company repriced options held by officers from $1.24 to $.44 which was the fair market value of the common shares underlying the option on the repricing date.

During November 2003 the Company issued 186,915 options to purchase common stock at an exercise price of $1.34 per share to a consultant. The Company charged $87,000 to operations related to the fair value of these options. During June 2004 the Company issued 31,850 options to purchase common stock at an exercise price of $1.01 per share to a consultant and 1,000,000 options, which vest beginning in June 2005 to purchase common stock at an exercise price of $.95 to a consultant. The Company charged $25,500 to operations related to the fair value of these options.

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

During the period from February through June 2004, the Company issued an aggregate of 10,412,167 shares of common stock pursuant to Regulation S offerings. The Company realized net proceeds of $1,915,139 from these sales.

During the period from February 2004 through June 2004, the Company issued 320,000 shares of common stock for consulting services. The fair value of these shares of $302,600 has been charged to operations during the period.

(8)	Concentrations

During the period ended June 30, 2004 the Company derived 24%, 20%, 19% and 12% of its total sales from four customers. At June 30, 2004, $169,575 is due from these customers.

(9)	Subsequent Events

During July 2004 the Company issued an aggregate of 772,900 shares of common stock pursuant to Regulation S offerings. The Company realized net proceeds of $169,953 from these sales.

Legal Proceedings

The Company is a defendant in the case: Global Healthcare Inc.adv. Med Gen Inc.,et.al. The matter was re-filed for the third time by the plaintiffs after two prior dismissals by the Federal courts for failure to state a cause of action. On August 6, 2004 a verdict was rendered in favor of the plaintiff's and they were awarded a judgement in the sum of: $2,211,000. The Company intends to appeal the verdict and take all necessary steps to protect the assets of the Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months and Three months ended June 30, 2004
Compared with nine months and three months ended June 30, 2003

GENERAL
-------

The Company is now headquartered at 7284 W. Palmetto Park Rd., Suite 207, Boca Raton, Florida 33433 since January 1,2004. The Company downsized its headquarters from 4500 sq, ft. to 2200 sq. ft. in an effort to decrease operating expenses. It does not foresee any need to further expand its 2200 sq.ft. Corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.

Results of Operations
---------------------

For the nine months ended March 31, 2004 net sales decreased 51.78% to $744,288 from $1,543,323 in the prior year. The decrease in sales was primarily due to a lack of advertising budget to compete with other products in the same marketplace. By comparison our largest competitor spent millions of dollars advertising their National brand while the Company continued to advertise through co-operative ads with the chain distributor. The Company launched several television commercials prior to the end of the quarter and anticipates an increase in sales in the next quarter.Gross profit for the nine months ended June 30, 2004 was $397,639 versus $1,012,250 for the same period year ago, a decrease of 60.72% . Gross profit margins for the nine months ended June 30, 2004 decreased to 53.42 % from 65.58% in the previous nine months, a year ago. The decrease can be attributed to lower sales which in turn cost the Company more to manufacture the product and resulted in lower gross profit margins.

For the three month period ended June 30, 2004, Sales decreased 42.34% to $232,087 from $402,505 in the prior year. This decrease was due to a lack of advertising budget to compete with other products in the same marketplace Gross profit for the three month period ending June 30,2004 was $133,627 versus $211,579 for the prior year, a decrease of

36.85%. The decrease was due to a continuing decline in sales because of increased competition and a lack of advertising budget. Gross profit margins for the three months ended June 30, 2004 increased to
57.58 % from 52.56% in the previous three months, a year ago. The increase was due to better inventory controls and better control of purchases.

For the nine month period ended June 30, 2004 operating expenses increased from $1,047,258 to $2,288,603 . The increase is attributable to a $415,100 non cash expense related to consultants fees whereby the Company paid the consultants in restricted common stock and conserved cash and additional costs of shooting and running a commercial advertisement for the product at the end of the quarter. Management anticipates that it will further cut costs in the fourth fiscal quarter.

Operating loss was , $<1,890,964> in the period ending June 30, 2004 as compared to an operating loss of $<35,008> for the nine month period , a year ago. The loss for the nine month period is related to declining sales, increased cost of sales, increased selling general and administrative expenses, non-cash stock compensation and the cost of free product which was required as part of a contractual obligation to garner shelf space at a major retailer.

For the three month period ending June 30, 2004 Operating expenses increased to $1,062,432 from $351,090. The increase is due to a non-cash stock compensation expense of $279,350,and the costs of shooting and launching an advertisement at the end of the quarter.

Operating loss was < $1,208,155> as opposed to an operating loss of
<$139,511> in the prior year's quarter. The loss for the quarter is directly related to lower sales caused by the lack of an advertising budget.

For the nine month periods interest expense was $111,185 as compared to $85,492. The increase was due to increased borrowings in order to supplement cash flow from declining sales. The Company has paid down a significant portion of the outstanding debt in April, May and June 2004 and Management expects to have lower interest expenses in the fourth fiscal quarter of 2004.

For the three month period interest expense increased from $35,719 in the year ago quarter to $39,850. This increase is due to the increase in borrowings for the period. The Company has paid down a significant portion of the outstanding debt over the past three months.

For the nine months ended June 30, 2004 the Company reported a loss of
< $0.25> as compared to a loss of <$0.15 > for the same period a year ago.

For the three month period ended June 30, 2004 the Company reported a loss of ($.08) per share versus ($0.18) per share for the same period a year ago .

Liquidity and Capital Resources
-------------------------------

Cash on hand at June 30, 2004 was $610,459, and the Company had working capital of $679,479 at June 30, 2004.

Net cash used in operating activities was $1,460,329 during the nine month period ended June 30, 2004 which consisted principally of the net loss adjusted for a decrease in accounts receivable of $170,418 and non-cash stock compensation of $415,100 .

Net cash used in investing activities was $-0- during the the nine month period ended June30, 2004.

Net cash provided by financing activities was $1,979,997 during the nine month period ended June 30, 2004, which consisted of proceeds from the management options exercises of $1,059,173, proceeds from stock issuances of $1,915,139 and repayments of related party loans of $994,315.

The Company has begun an advertising campaign which was launched on April 19th, 2004 The plan is to run advertisements in specific areas of the country in an effort to re-establish its brand recognition among consumers and effectively compete against its competitors. The Company has also eliminated one-time burdens of legal, computer and other non-recurring expenses, in an effort to further reduce costs while the sales remain below managements' expectations. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

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








                                  PART II
                                  -------


Item 1. LEGAL PROCEEDINGS

The Company is a defendant in the case: Global Healthcare Inc..adv.
Med Gen Inc.,et.al. The matter was re-filed for the third time by the plaintiffs after two prior dismissals by the Federal courts for failure to state a cause of action. On August 6th, 2004 after a six day jury trial a verdict was rendered in favor of the plaintiff's and they were awarded a judgement in the sum of: $2,211,000. The Company intends to appeal the verdict and take all necessary steps to protect the assets of the Corporation.


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

                            Med Gen, Inc.
                            (Registrant)

Date: August 12, 2004


                            By:/s/Paul B. Kravitz
                               ------------------------
                               Paul B. Kravitz
                               Chief Executive Officer