Form 10KSB
period 2004-09-30
MED GEN INC
filed 2004-12-30
CIK 1045707

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-KSB


        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934


               Date of Report: September 30, 2004


                          MED GEN, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


     NEVADA                                   65-0703559
----------------------          ----------------------------------
(State of incorporation        (I.R.S. Employer Identification No)



7284 W. Palmetto Park Road, Suite 207, Boca Raton, Florida  33433
----------------------------------------------------------  ----------
   (Address of principal executive offices)                 (Zip code)


Registrant's telephone number:   (561) 750-1100
                              --------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  (None)


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

            Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended September 30, 2004 were $1,043,100.68. As of September 30, 2004, Registrant had 24,936,447 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $1,347,309.80. This calculation is based upon the 10,608,739 shares held by non-affiliates and a price of $.127 cents per share, which was the bid price at the close of trading September 30,2004.

Transitional  Small  Business  Disclosure
Format (check one).     Yes [ ]         No [X]

TABLE OF CONTENTS
-----------------
                              INDEX
                                                                         PAGE

PART I

Item 1.    Description Of Business.                                        3
-------

Item 2.    Description Of Property.                                        11
-------

Item 3.    Legal Proceedings.                                              11
-------

Item 4.    Submission Of Matters To A Vote Of Security Holders.            12
-------

PART II

Item 5.    Market For Common Equity And Related Stockholder Matters.       12
-------

Item 6.    Management's Discussion And Analysis Or Plan Of Operation.      14
-------

Item 7.    Financial Statements.
-------

Item 8.    Changes In And Disagreements With Accountants On
-------    Accounting And Financial Disclosure.                            17

Item 8A.   Controls And Procedures                                         17

PART III

Item 9.    Directors, Executive Officers, Promoters And Control
-------    Persons; Compliance With Section 16(A) Of The Exchange Act      18

Item 10.   Executive Compensation                                          19
--------

Item 11.   Security Ownership Of Certain Beneficial Owners And Management  20
--------

Item 12.   Certain Relationships And Related Transactions                  20
--------

Item 13.   Exhibits And Reports On Form 8-K                                21
--------

Item 14.  Principal Accountant and Services.                               22
--------

Signatures                                                                 23
----------

PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Med Gen, Inc. capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Med Gen, Inc. files with the SEC. These factors may cause Med Gen, Inc actual results to differ materially from any forward-looking statement. Med Gen,Inc disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

CURRENCY

All dollar amounts in this Annual Report on Form 10-KSB are presented in United States dollars unless otherwise indicated.


ITEM 1  --  DESCRIPTION OF BUSINESS

Company Background
------------------

Med Gen, Inc. (the "Company") was established under the laws of the State of Nevada in October 1996. Executive offices are located at 7284 W. Palmetto Park Road, Suite 207, Boca Raton, Florida 33433. The Company's phone number is (561) 750-1100. The Company currently operates two Web sites: www.medgen.com and
                                              --------------
www.snorenz.com.  The Company's common stock trades on the OTC
---------------
Bulletin Board under the symbol "MDGN.OB"

The Company was established to manufacture, sell and license healthcare products, specifically to the market for alternative therapies (health self-care). One out of two households practice some form of alternative therapies. Industry observers estimate this market's size at $30 billion a year, a level of consumer expenditure almost triple the level of expenditure in 1990. The two most prominent factors contributing to this robust growth are
(i) increased levels of education among consumers; and (ii) changing patterns of primary care (both in cost and in delivery).

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

SNORenz[R] is currently sold through a number of Fortune 100 retailers representing a marketing network in excess of 30,000 stores nationwide. The Company has accelerated its timetable to introduce additional products that either deploy its proprietary technology or otherwise address the $27 billion Alternative Therapy Market. In August of 2003, the company initiated phase 1 of its introduction of Good Nights Sleep[TM]. Good Nights Sleep[TM] is a liquid throat spray formulation for sleep aide. Using diphenhydromine as an active ingredient, "Good Nights Sleep[TM] will be the first spray liquid in this category to enter the US market. The product is already marketed at CVS, Eckerd and Albertson.The Company also markets Snorenz under several private labels for other distributors. Snoraway i s the label that is reserved predominately for the European market.


Prior to fiscal year 2001, the Company lacked the capital necessary to successfully market all of its products and due to the costs associated with entering the retail markets in the health and nutrition industry, the Company opted to concentrate its entire resources heretofore on the launch of its flagship brand, SNORenz[R].

Initial development of the SNORenz[R] product was completed in the spring of 1997, when several test infomercials were produced and aired with modest success. Changes were then made in the

Several  other  products are expected to be  introduced  in  2005 although the introductions are dependent upon necessary capital resources.

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

Sensing an existing demand for a liquid spray alternative "sleep aide" to compete with the pills and caplets already being marketed into a $1.5 billion market category, Med Gen introduced Good Nights Sleep[TM] for immediate retail consumption with initial modest success into Eckerd Drug, CVS and Albertsons [a total of 10,000 stores]. Foregoing the marketing route taken with SNORenz [R] management expects to acquire shelf space  at
leading   retail  stores  because of the  success   and  market
penetration already accomplished with SNORenz[R].


                    DESCRIPTION OF PRODUCTS

SNORenz[R]
----------

SNORenz[R] is an original and innovative entry into the anti-snoring industry. Never before has a company introduced a liquid throat spray to prevent or quiet the noise of snoring. The Company was awarded a Patent on the ingredients and formula on February 13, 2001. The medical and psychological communities have studied the causes and symptoms of sleep deprivation for many years.

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

In 2002, the Company completed a double blind study at Northwestern Hospital's Sleep Center in Atlanta, GA, under the direction of Dr. Samuel Mickelson of the Advanced Ear Nose and Throat P.C. The results of that study concluded that Snorenz is an effective product to reduce the noise associated with snoring.

Traditional snoring remedies include surgical procedures, mechanical devices and dental appliances. During surgery, portions of the vibrating tissue are cut away by scalpel or laser in an attempt to remove the noise-making tissues. This type of procedure is painful, takes months to heal, and may not offer a
long-term  solution.   Mechanical devices primarily attempt to
increase the volume of air or create positive air pressure using some type of breathing apparatus connected to an air pump. This is not only uncomfortable, but also limits one's sleeping positions. Dental appliances also attempt to increase the volume of air by expanding the opening of the mouth or by repositioning the lower jaw and/or the tongue to decrease the vibration effect. Again,wearing one of these is not the most comfortable way to sleep. The costs of these methods can be considerable and may not be covered by basic medical insurance programs.

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

Experiments with weight loss, the avoidance of alcoholic beverages and the changing of sleep positions have largely proven ineffective. Sufferers who demand some relief are now seeking more aggressive methods. Invasive surgery, continuous positive airway pressures (PAP),or appliances are now being used. These methods have had variable success in improving the quality of sleep and reducing snoring. Due to the discomfort and cost of these methods, less invasive methods are now being evaluated.

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

The  advantages  and  benefits of this  technology  and  delivery
system  are that  the   SNORenz [R] LipoSpray  is absorbed
transmucosally to provide systemic distribution; has a higher concentration of active ingredient in the mucosal tissue; has longer residence time of active ingredient in the mucosal tissue; and, has a high encapsulation rate for improved performance of the active ingredient. It also has greater bioavailability, which means that it has faster onset of effect,greater overall absorption,sustained administration, improved convenience and no pills, water or swallowing problems.

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

GOOD Nights Sleep[TM]
---------------------

Good Nights Sleep[TM] ("GNS") is a night time sleep aid and the first such product formulated as a throat spray. Positioned to compete with Sominex [R],Simply Sleep [R] and Excedrin PM, which are all solids; GNS enters the market catering to people who have difficulty taking pills and who want "fast action" results which only a liquid can give.

Truly  innovative in its formulation, GNS uses Diphenhydramine
HCLin quantities of 8.3mg in each measured spray. Absorption into the mucous membranes of the throat and cheeks is immediate and the resultant sleep inducement is almost immediate.

GNS is alcohol free and contains inactive ingredients, citric acid, flavor, glycerin, poloxamer 407,potassium sorbate, purified water, sodium benzoate, sodium citrate and sorbitol.

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

Capsaicin has been approved by the United States Food and Drug Administration ("FDA") for use without a prescription in topical preparations marketed for the temporary relief of pain from arthritis, or for the relief of minor aches and pains of muscles and joints. Information on both Capsaicin and Liposome is available on the Internet (www.capsaicin.com and www.liposomes.com).
                 -----------------      -----------------

Marketing
---------

Med Gen products are currently sold over the counter by more than 28,000 retail stores nationwide and also sold by distributors overseas. A partial list of retailers that carry Med Gen
brands in the  United  States  are:   Albertsons Supermarkets,
American Stores(a division of Albertsons which includes Jewel Stores, Jewel T Stores, Osco Drugs and Sav-On Drugs), Brooks Pharmacy, Cardinale Distributing CVS, Duane Reade, Discount Drug Mart,
Giant  Eagle, Gristedes Hannaford Brothers,Kinray Distributing,
Kohl and Frisch, Meijers, Northside Distributing, Walgreens and
Wal-Mart.

Distribution Agreement
----------------------

Med Gen Inc. has elected to manufacture all its products by contract manufacturers under secret and protected manufacturing agreements signed on behalf of the Company. Through a distribution agreement a principal of a manufacturer and the Company's two principals share patent rights to the formulas.

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

In the snoring relief category, the only major competitor is CNS Inc.[dba: Breathe Right[R] and its product Breathe Right[R] Spray. Although this product was introduced into the market in the past year, CNS has spent a considerable amount of money on PR and advertising, replacing SNORenz[R] as the number 1 seller in the snoring category. The company has not been able to compete for lack of advertising dollars and has recently been moving forward to obtain funding for this purpose.

Good Nights Sleep[TM], although new, enjoys an enviable position in that it still remains the only Brand available as a liquid throat spray for sleep aid. Although it has a lot of competition from well known brands, all of the existing products are in "hard" form delivery systems.

Dominant Customers
------------------

In fiscal year 2004, the Company's three largest customers were Wal-Mart, Walgreens and Eckerd which represented 66% of the Company's annual sales that year with WalMart accounting for 41%. The Company's largest customer in fiscal 2003 was Wal-Mart which represented 57% of annual sales that year.

Management has addressed the issue of dominance by recently introducing an additional brand, Good Nights Sleep[TM] and opening CVS with 4200 stores, Duane Reade (260 stores),
Gristedes (50 stores) and Meijers (160 stores) as well as several International markets. In addition, an all natural "Sleep-aid" is in development for the Company's largest account. "Spreading" the business to new accounts is a major management goal for fiscal 2004.

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

The Company expects to show steady and important increases in future sales on its internet site. During the second quarter of fiscal 2005 (January to March), the web site will be re-designed to increase "user friendly" utilization and to offer new company products. In addition, the company has appointed an executive to head-up the Internet Sales so that there will be a concentrated effort made in this important media. Investor Relations will also be included and enhanced on the web site with more frequent up-dates than previously given. Although no sales figures can be given or estimated, the Company expects that these efforts will produce substantial increases in e-commerce sales in fiscal 2004.

Patents, Trademarks and Licenses
--------------------------------

The name "SNORenz[R]" is a registered trademark of the Company with the United States Patent and Trademark Office (Reg. No. 2,210,381 - 12/15/98). An application for trademark of the name "SNORE Quell[TM]", "4 in 1[TM]" and COMFORT CARE[TM] has been made.The Company has registered Snorenz in Korea and Snoraway and Good Night's Sleep in all countries participating in the EU as a Community Trademark.

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

Employees
---------

The Company currently has six full-time employees. Paul Kravitz is the Chairman, Secretary and Chief Executive Officer of the Company; Paul S. Mitchell is President, Treasurer and Chief Operating Officer; and Jack Chien is Chief Financial Officer.



ITEM 2.   DESCRIPTION OF PROPERTY

The office is located at 7284 W. Palmetto Park Road, Suite 106, Boca Raton, Florida 33433. The telephone number at this address is (561) 750-1100. In November 1999, the Company also agreed to rent expandable warehouse space (space as., needed) located in Buffalo, New York on the premises of its prime sub-contractor. This location will significantly reduce the duplicity of handling and its related costs as well as reduce overhead. It will also simplify inventory controls.

On December 15th, 2003 the Company negotiated itself out of its lease opting to significantly reduce its rent to $6200 per month. The company moved to Suite #207 at the same location address. All phone numbers remained the same.


ITEM 3.   LEGAL PROCEEDINGS:

During May 2003 Global Healthcare Laboratories, Inc. ("Global") made a claim against the Company for breach of contract under a master license agreement. A trial was held in August 2004 and a jury verdict in the sum of $2,501,191 was awarded in favor of the plaintiff's. The Company subsequently settled the judgment on December 3rd, 2004. The basic terms of the settlement are the payment of the sum of $200,000 to plaintiffs, spread over a 4-5 month period and the registration of 8,000,000 common shares by January 15th, 2005. The Company has paid the first two installments totaling $50,000 dollars on a timely basis.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                         None


                             PART II
                             -------


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2004, there were approximately 252
Common Stock shareholders consisting of both registered shareholders and those being held by the Deposit Trust Corporation in street name. Of the 24,936,447 shares outstanding,12,309,861 were restricted and 12,626,586 were non-restricted.

As of December 15,2004,the latest date pre-filing of this report the company, as a result of additional stock issuances and option exercises, has 26,936,447 shares outstanding,12,309,861 are restricted and 14,626,586 are non-restricted. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MDGN.OB". Shares first began trading on the OTC Bulletin Board in May of 2000 (prior to May, the Company's Common Stock was traded in the Pink Sheets).

The following table sets forth the high and low bid prices by month for the Company's Common Stock for fiscal years 2002 thru 2004. The following high and low bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Common Stock: Historical Price Data
-----------------------------------



  Fiscal 2002- 2004                     High        Low
  -----------                           ----        ---

October    2002                         0.09        0.07
November   2002                         0.13        0.08
December   2002 (end first quarter)     0.10        0.07
January    2003                         0.08        0.03
February*  2003                         0.825       0.03
March      2003 (end second quarter)    1.265       0.60
April      2003                         1.312       0.62
May        2003                         1.225       0.687
June       2003 (end third quarter)     1.50        0.687
July       2003                         1.312       1.25
August     2003                         1.375       1.25
September  2003 (end fourth quarter)    1.312       0.625
October    2003                         1.437       1.1875
November   2003                         2.15        1.25
December   2003 (end first quarter)     1.80        0.95
January    2004                         1.19        0.44
February*  2004                         0.90        0.40
March      2004 (end second quarter)    1.15        0.75
April      2004                         1.312       0.62
May        2004                         1.18        0.75
June       2004 (end third quarter)     1.43        0.55
July       2004                         0.535       0.34
August     2004                         0.70        0.012
September  2004                         0.224       0.065



* In February, 2003 the company completed an 80:1 Reverse stock split and in November, 2003 the company issued a stock dividend of 4:1. As a result of those splits, the symbol was changed to MDGN.

* Starting in February 2003, this table represents the common stock taking into consideration the above two events.


On September 30, 2004,the bid price of MDGN shares was $0.127 and the asked price was $0.1480

The Transfer agent for the Company's Common Stock is Liberty
Transfer Co.,274 New York Ave, Huntington, NY 11743-2711. The telephone number is(631) 385-1616.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Risk Factors or in other parts of this Annual Report on Form 10-KSB.

Twelve months ended September 30, 2004
Compared with twelve months ended September 30, 2003
----------------------------------------------------

GENERAL

The Company has been headquartered at 7284 West Palmetto Park
Road, Boca Raton, Florida 33433, since December 1999.
It leases a 2200 square foot facility. The company, under special protective contracts, has elected to outsource the manufacturing of all of its products at this time.

Results of Operations
---------------------

For the twelve months ended September 30, 2004, net sales decreased 54.78% to $1,043,101 from $2,306,648 in the prior year. The decrease in sales was due primarily to three factors:
(1) A multi-million dollar advertising campaign by our direct competitor Breath-Rite in all of our retail markets which led them to dominate the point of purchase sale to the consumer and
(2)The successful launch by several of our retailers of competitively priced "generic" snoring products which gave the consumers more products to choose from when making a purchase. Coupled with these factors were (3) The Company's lack of substantial advertising budget which did not allow the Company to affect the consumers purchasing decisions and led to a substantial loss of revenue until late in the year when the Company began expending significant amounts on advertising.


Gross profit for the twelve months ended September 30, 2004 was $606,567 versus $1,509,236 for the same period a year ago, a decrease of 59.81%. This decrease relates to a substantial decrease in total sales volume for the fiscal year.
Gross profit margins for the years 2003 were 65.42% and 2004 were 58.15%. The decline in the gross profit margins was attributable to higher costs for raw materials and less of a volume discount was granted by the manufacturer.


For the twelve-month period ended September 30, 2004 selling, general, administrative expenses increased to $9,664,294 from $1,958,192, an increase of 493.53%. The substantial increase is due to the expensing of the costs of the litigation which amounted to $200,000 and non-cash stock compensation of $6,616,425 resulting from the settlement of the above litigation in the amount of $1,120,000, a reduction of the receivable for common stock from certain officers which resulted in a charge to operations of $5,081,325, common stock issued for services of $302,600 and the fair value of stock options issued of $112,500. In addition, the Company paid approximately $450,000 to an affiliated entity for consulting fees and incurred significant legal expenses related to the litigation discussed above.

Management does not believe these types of operating expenses for the next fiscal year will continue.

The operating loss increased to $(9,057,727) as opposed to a loss of $(448,956) for the same twelve months period, in the prior year.

For the twelve-month periods interest expense decreased to $113,597 from $116,966 primarily as a result of a decrease in borrowings.

For the twelve months ended September 30, 2004, the Company reported a loss of $9,171,324 ($0.77 per share) versus a loss of $592,843 ($0.65 per share) for the same fiscal period, a year ago.

Liquidity and Capital Resources
-------------------------------

Cash on hand at September 30th,2004 was $213,708 and the Company had working capital of $58,597 at September 30, 2004.

Net cash used in operating activities was $2,060,531 during the twelve months ended September 30, 2004 as compared to $554,434 in the year earlier. This increase is attributed principally to the net loss adjusted for non-cash stock compensation of $6,616,425.

Net cash used in investing activities was $-0- during the twelve months ended September 30, 2004.

Net cash provided by financing activities was $2,183,448 during the twelve months ended September 30, 2004, which consisted principally of proceeds from a stock offering pursuant to Regulation "S" ($2,216,775), the payment of option exercises ($1,059,173) and the proceeds from related party loans ($340,200) reduced by the repayment of related party loans ($1,312,700).

The Company launched its first advertising campaign in May -June of 2004 in order to support the sales of its products Good
Night's Sleep[TM] and SnorEnz[R] brand. A second advertising campaign was launched in November-December 2004.The Company intends to seek additional funding in 2005 either through the sale of common stock or the exercise of additional options.
The Company has continued to cut costs by eliminating staff, and eliminating one -time legal and computer and Internet related costs. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations including the settlement of certain litigation. For the years ended September 30, 2004 and 2003, the Company incurred net losses of $9,171,324 and $592,843.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered.
Provision for sales returns will be estimated based on the Company's historical return experience. Revenue is presented net of returns.

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

Changes in our business priorities or model in the future could materially impact our reported revenue and cash flow. Although such changes are not currently contemplated, they could be required in response to industry or customer developments.

Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2004 audited financial statements.




ITEM 7.   FINANCIAL STATEMENTS

End of report

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

Item 8A. CONTROLS AND PROCEDURES

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

As of the date of this report, the Company's
management, including the President (principal executive officer) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

----------------------------




                             PART III
                             --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

     Name              Age               Position
     ----              ---               --------

Paul B. Kravitz        72       Chairman; Chief Executive Officer
                                Secretary and Director

Paul S. Mitchell       51       President, Treasurer, Chief
                                Operating Officer and Director


All  directors  hold  office until the  next  annual meeting  of
stockholders  and  the  election  and  qualification   of  their
successors. In 2002 at the Annual shareholders meeting the shareholders elected the Board of Directors for a three year term. Officers were elected for the same term and, subject to existing employment and consulting contracts and agreements, serve at the discretion of the Board. The Company intends to conduct an annual shareholders meeting in accordance with Nevada state law at its principal office location at 7284 West Palmetto Park Road, Boca Raton, Florida.

Paul B. Kravitz (72) is Chairman and Chief Executive Officer. He
---------------
has  been  a  member  of  the Board of  Directors  since  company
inception.   Prior to founding Med Gen and its principal product
Snorenz[R], Mr. Kravitz was the President and CEO of a public company (AppleTree Companies, Inc.) engaged in the manufacture and distribution of food supplies to convenience stores in 24 states. Annual Sales exceeded $38 million. Mr. Kravitz retired from that company in 1996.

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

Paul  S.  Mitchell  (51) is the President and  Chief  Operation
------------------
Officer. He has also been a Director of the Company since 1997. In 1995, Mr. Mitchell sold his food services company (the Sandwich Makers) to AppleTree, becoming that company's Chief Operating Officer. From $135,000 in sales in 1987, sales had increased to almost $5 million by the time it was sold to AppleTree. Prior to 1987, Mr. Mitchell worked for Tasty Baking Company based in Pennsylvania, and for whom he held several positions nationwide.


ITEM 10.  EXECUTIVE COMPENSATION

The  following  table  shows  that for  the  fiscal  years  ended
September 30, 2001, September 30, 2002 and September 30, 2003 the cash and other compensation paid to each of the executive officers and directors of the Company.

                       Annual Compensation
                       -------------------

                                                             Awards        Other
Name and                                       Other         Restricted    Stock
Position Held         Year    Salary   Bonus   Compensation  Stock         Awards
-------------         ----    ------   -----   ------------  ----------    ------

Paul B. Kravitz,      2004     65,000   -0-    Options          -0-          -0-
Chairman & CEO,       2003     65,000   -0-    Options          -0-          -0-
 Director             2002     78,000   -0-    Options          -0-          -0-

Paul S. Mitchell      2004     65,000   -0-    Options          -0-          -0-
President & COO,      2003     65,000   -0-    Options          -0-          -0
 Director             2002     78,000   -0-    Options          -0-          -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



------------------------------------------------------------------------------
(1)                (2)                       (3)                    (4)
------------------------------------------------------------------------------
Title of Class     Name and Address of       Amount and Nature of   Percent of
                   Beneficial Owner          Beneficial Owner       Class
------------------------------------------------------------------------------

Common Stock       Paul B. Kravitz
                   4320 NW 101 Drive
                   Coral Springs, FL 33065   3,519,948               14.11%
------------------------------------------------------------------------------

Common Stock       Paul S. Mitchell
                   7284 W. Palmetto Pk Rd    1,179,613                4.73%
                   Boca Raton, FL  33433
------------------------------------------------------------------------------

                   Directors and Executive
                   Officers as a group
                   (2 persons)               4,699,561               18.84%
------------------------------------------------------------------------------


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

Mr Kravitz and Mr. Mitchell hold 82,300 shares in Di-Su Holding.
Di-Su Holding is an affiliate of the company. They each beneficially own 50% of the company. During the past five years there have been no material transactions between the Company and Di-Su Holding.

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


In 2002 the Company filed a Form S-8 Registration Statement and granted Mrrs Kravitz and Mitchell 10,270,000 cashless options.In 2002
Mr. Kravitz exercised and sold 1,000,00 of these shares. In 2003
Mr Kravitz exercised and sold 585,000 shares and Mr. Mitchell exercised and sold 300,000 of these shares.In 2004 Mr Kravitz exercised 3,550,000 and sold 103,702 of these shares and Mr
Mitchell exercised and sold 4,835,000 of these shares.
Mr. Kravitz presently owns 3,446,298 common shares of stock which he exercised as cashless options at an exercise price of .012 cents.
These shares were registered under Form S-8 in 2002 as part of an Employee Stock Option Plan.

Mr. Kravitz presently owns an additional 2,000,000 shares which he exercised at $0.10. These options were registered under Form S-8 in 2004 and are also a cashless exercise. Mr. Mitchell currently owns no shares of common stock.

The Company received the exercise price from the proceeds from these sales and they were reported on Forms 4 and Forms 5 as required by the Securities Act of 1933.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

 (a) Exhibits

EXHIBIT
NUMBER     DESCRIPTION

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
       Act of 2002(1)

32.1   Certification of Chief Executive Officer and Chief
       Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed as an exhibit to this Annual Report on Form 10-KSB



(b) The following documents are filed as part of the report:

        1.        Financial statements

                  Independent Auditors Report
                  Balance Sheet
                  Statements Of Operations
                  Statement of Stockholders' (Deficit)
                  Statements of Cash Flows
                  Notes to Financial Statements

(c)  Reports on Form 8K: The Company filed Form 8K on 10-31-2003,
     And 8-10-2004 and an amended Form 8-K on 8-24-2004.


The Registrant will send its annual report to security holders and proxy solicitation material, when required, subsequent to the filing of this form and shall furnish copies of both to the Commission when they are sent to security holders.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB will total US $25,000 (2003- $29,500)

(b) Audit-Related Fees

During fiscal 2004 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise (2003 - $nil)

(c) Tax Fees

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. In fiscal 2004 we will pay $1500 (2003- $1,500)

(d) All Other Fees

During fiscal 2004 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c) (2003 - $nil)

(e) Audit Committees Pre-approval Policy
The audit committee pre-approval policies include annually approving the principal accountants and a detailed review and discussion of the principal accountants current year audit engagement letter and fees estimate.

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



MED GEN, INC.
(Registrant)


Date: December 30,2004



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

Date: December 30, 2004

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

Date:  December 30, 2004

By:  /s/Jack Chien
   ------------------------------------
   Jack Chien /Chief Financial Officer,
   and Principal Accounting Officer

                             MED GEN, INC.
                         FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004
                            C O N T E N T S


Reports of Independent Auditors

Financial Statements:

Balance Sheet

Statements of Operations

Statement of Stockholders' (Deficit)

Statements of Cash Flows

Notes to Financial Statements

                 REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Med Gen, Inc.

We have audited the accompanying balance sheet of Med Gen, Inc. as of September 30, 2004, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc. as of September 30, 2004, and results of its operations and its cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP


Denver, Colorado
December 27, 2004

                           Med Gen, Inc.
                          Balance Sheet
                       September 30, 2004

ASSETS

Current Assets
   Cash and cash equivalents                           $       213,708
    Accounts receivable, net of reserve of $10,000             178,390
    Inventory                                                  120,869
    Other current assets                                         5,700
                                                       ----------------
      Total Current Assets                                     518,667
                                                       ----------------

Property and Equipment, net                                     57,425
                                                       ----------------

Other Assets
    Deposits and other                                          33,772
                                                       ----------------

                                                       $       609,864
                                                       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                    $        85,070
   Accrued expenses                                            200,000
   Notes payable - related parties                             175,000
                                                       ----------------
      Total Current Liabilities                                460,070
                                                       ----------------
Stockholders' Equity
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                 -
   Undesignated, 3,500,000 shares authorized                       -
   Common stock, $.001 par value, 50,000,000
     shares authorized, 24,936,447 shares
     issued and outstanding                                     24,936
   Paid in capital                                          14,384,348
   Accumulated (deficit)                                   (14,204,863)
                                                       ----------------
                                                               204,421
   Receivable for common stock                                 (54,627)
                                                       ----------------
                                                               149,794
                                                       ----------------

                                                       $       609,864
                                                       ================

         See accompanying notes to the financial statements.

                           Med Gen, Inc.
                     Statements of Operations
           For the Years Ended September 30, 2004 and 2003



                                             2004               2003
                                        -------------       -------------

Net sales                               $   1,043,101       $   2,306,648

Cost of sales                                 436,534             797,412
                                        -------------       -------------

Gross profit                                  606,567           1,509,236
                                        -------------       -------------
Operating expenses:
  Non cash stock compensation               6,616,425                   -
  Selling, general and
    administrative expenses                 3,047,869           1,958,192
                                        -------------       -------------
                                            9,664,294           1,958,192
                                        -------------       -------------

(Loss) from operations                     (9,057,727)           (448,956)
                                        -------------       -------------
Other (income) expense:
 Other expense                                      -              26,921
 Interest expense                             113,597             116,966
                                        -------------       -------------
                                              113,597             143,887
                                        -------------       -------------

Net (loss)                              $  (9,171,324)      $    (592,843)
                                        =============       =============

Per share information - basic and
  fully diluted:

Weighted average shares outstanding        11,891,848             910,072
                                        =============       =============

Net (loss) per share                    $       (0.77)      $       (0.65)
                                        =============       =============

         See accompanying notes to the financial statements.

                     Med Gen, Inc.
           Statement of Stockholders' Equity
    For the Years Ended September 30, 2004 and 2003

                                                                                          Receivable
                                          Common Stock         Additional      Treasury   for Common    Accumulated
                                     Shares       Amount    Paid in Capital     Stock       Stock         Deficit         Total
                                    -------      --------   ---------------   ----------  ----------   -------------   -----------

Balance, September 30, 2002         625,140      $    625    $   4,171,384    $ (10,000)  $ (85,460)   $ (4,440,696)   $ (364,147)
Retire treasury shares                    -             -          (10,000)      10,000           -               -             -
Exercise of stock options           600,000           600          741,900            -    (742,500)              -             -
Payment on option exercise                -             -                -            -      75,735               -        75,735
Net (loss) for the year                   -             -                -            -           -        (592,843)     (592,843)
                                  ---------      --------    -------------    ---------   ---------    ------------     ---------

Balance September 30, 2003        1,225,140         1,225        4,903,284            -    (752,225)     (5,033,539)     (881,255)

Common stock issued pursuant to
 Regulation S Offerings          11,764,294        11,764        2,115,011            -           -               -     2,126,775
Payment on option exercise                -             -                -            -   1,059,173               -     1,059,173
Common stock issued for services    320,000           320          302,280            -           -               -       302,600
Stock options issued                      -             -          112,500            -           -               -       112,500
Exercise of stock options        11,325,000        11,325        5,431,575            -  (5,442,900)              -             -
Reduction in exercise price of
 stock options                            -             -                -            -   5,081,325               -     5,081,325
Conversion of notes payable         302,013           302          399,698                                                400,000
Stock issuable pursuant to
 settlement of litigation                 -             -        1,120,000            -           -               -     1,120,000
  Net (loss) for the year                 -             -                -            -           -      (9,171,324)   (9,171,324)
                                  ---------      --------    -------------    ---------   ---------    ------------     ---------

Balance September 30, 2004       24,936,447      $ 24,936     $ 14,384,348    $       -   $ (54,627)   $(14,204,863)   $  149,794
                                 ==========      ========    =============    =========   =========    ============    ==========



         See accompanying notes to the financial statements.


                     Med Gen, Inc.
               Statements of Cash Flows
    For the Years Ended September 30, 2004 and 2003


                                                                2004             2003
                                                           -------------     ------------

Cash flows from operating activities:
Net (loss)                                                 $  (9,171,324)    $   (592,843)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                                   30,709           28,244
  (Loss) on disposition of property and equipment                      -           28,322
  Allowance for doubtful accounts                                      -           60,000
  Common shares and options issued for services                6,616,425                -
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                     323,042          (56,418)
  Decrease in inventory                                           97,817           38,327
  Decrease in other current assets                                15,700              729
  Decrease in deposits and other assets                           90,297            1,404
  (Decrease) in accounts payable                                (263,197)         (62,199)
  Increase in accrued expenses                                   200,000                -
                                                           -------------     ------------
Net cash (used in) operating activities                       (2,060,531)        (554,434)
                                                           -------------     ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                -          (23,873)
                                                           -------------     ------------
Net cash (used in) investing activities                                -          (23,873)
                                                           -------------     ------------
Cash flows from financing activities:
  Proceeds from advances and notes payable - related parties     340,200          600,000
  Repayment of advances notes payable - related parties       (1,312,700)         (56,200)
  Repayment of convertible debentures                            (30,000)               -
  Proceeds from option exercises - related parties             1,059,173           75,735
  Proceeds from stock issuances                                2,126,775                -
                                                           -------------     ------------
Net cash provided by financing activities                      2,183,448          619,535
                                                           -------------     ------------

Net increase in cash                                             122,917           41,228

Beginning - cash balance                                          90,791           49,563
                                                           -------------     ------------

Ending - cash balance                                      $     213,708     $     90,791
                                                           =============     ============
Supplemental cash flow information:
  Cash paid for income taxes                               $           -     $          -
  Cash paid for interest                                   $     113,597     $    115,871

Non cash investing and financing activities:
  Common shares issued for receivable                      $   5,442,900     $    742,500
  Conversion of notes payable to common stock              $     400,000     $          -
  Retirement of treasury shares                            $           -     $     10,000




       See accompanying notes to the financial statements.

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004


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

Reclassifications

Certain   items  presented  in  the  previous  year's   financial
statements have been reclassified to conform to current year presentation.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue  is  recognized  at the time the  product  is  delivered.
Provision for sales returns will be estimated based on the Company's historical return experience. Revenue is presented net of returns.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at September 30, 2004 consisted of finished goods and packaging materials.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Accounts receivable are stated net of an allowance of $10,000.

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004


Depreciation and Amortization

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

               Furniture and fixtures           7 years
               Office and computer equipment    5 years
               Computer software                3 years
               Leasehold improvements           5 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. To date, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

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

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $958,259 and $251,503 for the years ended September 30, 2004, and 2003. Advertising costs include agreed upon amounts withheld from payments on accounts receivable by certain customers for advertising done by the specific customer.

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004


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

Recent Pronouncements

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have material impact on the Company's financial position, results of operations or cash flows.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004


this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

NOTE 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations including the settlement of certain litigation as discussed in
Note  8.  For  the years ended September 30, 2004 and  2003,  the
Company incurred net losses of $9,171,324 and $592,843.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004




NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004, consisted of the following:

     Furniture and office equipment                $  65,415
     Computer equipment and  software                 80,339
     Leasehold improvements                            7,657
                                                   ---------
                                                     153,411
     Accumulated depreciation and amortization       (95,986)
                                                   ---------
                                                   $  57,425
                                                   =========

Depreciation  and  amortization  expense  for  the years ended
September 30, 2004, and 2003 was $30,709 and $28,244.

NOTE 4. NOTES AND ADVANCES PAYABLE - RELATED PARTIES

Notes payable-related parties consist of unsecured loans payable aggregating $175,000 bearing interest at 8%. These notes are on demand.

Through September 2002 the Company had borrowed an aggregate of $500,000 from an affiliated entity. During 2003 and 2004 the Company borrowed an additional $375,000 and $225,000 from this affiliated entity. The note bears interest at 8% per annum, requires monthly interest payments and is due on December 24, 2004. The Company paid interest aggregating $102,005 and $63,565 during 2004 and 2003 related to this note. Substantially all of the Company's assets secured this loan. Through September 30, 2004 the Company repaid $925,000 of the note.

Through September 2002 the Company had borrowed an aggregate of $50,000 from an officer. During 2003 and 2004 the Company borrowed an additional $155,000 and $100,000 from this officer. The loans were due on demand and accrued interest at 10% per annum. During the year ended September 30, 2004, the loans were repaid. The Company paid interest aggregating $11,592 and $9,078 during 2004 and 2003 related to these advances.

During  2003  an officer advanced $70,000 to the Company.  During
2004  this  officer  and another officer advanced  an  additional
$15,200. These advances were repaid $2,500 during 2003 and $82,700 during 2004.

During 2003 the Company repaid $50,000 and $3,700 of advances previously received from officers.


NOTE 5. CONVERTIBLE DEBENTURES

Convertible debentures, as of September 30, 2003, aggregated $30,000 maturing on July 31, 2004 and providing for 8% annual interest. Each $1,000 face value debenture is convertible into 2,000 shares of common stock. Additionally, each $1,000 face value debenture includes 1,000 warrants, which were convertible into 1,000 shares of common stock at $6.25 per share. The warrants were non-detachable and expired on July 31, 2004. During the year ended September 30, 2004, the Company repaid this $30,000 debenture.

During February through April 2002 the Company issued $400,000 of
8% cumulative convertible debentures due in May 2004 for cash aggregating $400,000. The debentures were convertible into common shares of the Company as follows:

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004




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

During the year ended September 30, 2004, these debentures were converted into an aggregate of 302,013 shares of common stock.
The conversions were made based on the fair market value of the Company's common stock on the conversion date.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate   34 %
         Effect of operating losses   (34)%
                                      ------
                                          -
                                      ======

As of September 30, 2004, the Company has a net operating loss carryforward of approximately $7,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2024. The deferred tax asset of approximately $2,400,000 relating to the operating loss carryforward has been fully reserved at September 30, 2004.The increase in the valuation allowance related to the deferred tax asset was $900,000 during 2004. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation being charged to operations for financial reporting purposes.

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004



NOTE 7. STOCKHOLDERS' EQUITY

During the periods covered by these financial statements the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company's financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S-8 and Regulation S in regard to these issuances, however if it were determined that the Company did not comply with these provisions this could have a material impact on the Company's financial position and results of operations.

During February 2003 the Company affected a one for eighty reverse stock split and during November 2003 the Company affected a four to one forward stock split. All share and per share amounts have been restated to give effect to these splits.

Common stock

During March 2003 the Company repriced 200,000 options held by an officer from $2.70 to $1.24, which was the fair market value of the common shares underlying the options on the repricing date. The underlying shares have been registered pursuant to a Form S-8 Registration Statement. This officer exercised this option and received 200,000 common shares in the cashless exercise. The aggregate value for the shares of $247,500 is due from this officer at such time as he sells the shares and has been recorded as a receivable for common stock.

During April 2003 the Company repriced 10,000,000 options held by an officer from prices ranging from $2.70 to $6.00 to $1.24, which was the fair market value of the common shares underlying the options on the repricing date. The underlying shares have been registered pursuant to a Form S-8 Registration Statement. This officer exercised 400,000 of these options and received 400,000 common shares in the cashless exercise. The aggregate value for the shares of $495,000 is due from this officer at such time as he sells the shares and has been recorded as a receivable for common stock.

As of September 30, 2003 $75,735 had been paid related to the above option exercises.

From  February  through July 2004 the Company  issued  11,764,294 shares of common stock for cash aggregating $2,126,775 pursuant to Regulation S offerings.

During  the  year  ended September 30, 2004  the  Company  issued
320,000  shares of common stock for services valued  at  $302,600 which represents the fair market value of the shares issued.

During the year ended September 30, 2004 officers of the Company exercised 11,325,000 options and received 11,325,000 shares of common stock. The aggregate value for the shares of $5,442,900 is due from these officers at such time as they sell the shares and has been recorded as a receivable for common stock.

The Company received an aggregate of $1,059,173 as payment for shares issued to officers pursuant to option exercises during 2004 and 2003, and reduced the amount receivable related to 4,552,261 shares held by officers received pursuant to option exercises to $.012 per share which represented the fair market value of the shares on the date of the reduction. The Company recorded $5,081,325 in compensation expense related to this reduction. The aggregate receivable for shares issued to officers was $54,627 at September 30, 2004.

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004


From  November  2003 through May 2004 the Company issued  302,013 shares  of common stock for the conversion of $400,000  of  debt.
The debt was converted at the fair market value of the shares issued on the conversion date (see Note 5).

At September 30, 2004 the Company recorded an aggregate of $1,120,000 related to shares issuable pursuant to the settlement of a lawsuit (see Note 8).

Stock-based Compensation

During the year ended September 30, 2003, the Company issued options to purchase shares of common stock to certain employees and officers. Compensation costs charged to operations aggregated $0 for the year ended September 30, 2003. During the year ended September 30, 2004 the Company issued options to purchase shares of common stock to certain non-employees and recorded $112,500 in compensation expense related to these issuances.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS
123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended September 30, 2003: expected life of options of 5 years, expected volatility of 367%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended September 30, 2003 approximated $1.28 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:

                                         2004            2003
                                        ------          ------

Net (loss)
    As reported                       $(9,171,324)      $(592,843)
    Proforma                          $(9,171,324)      $(641,123)
Basic and diluted (loss) per share
    As reported                       $(.77)            $(.65)
    Proforma                          $(.77)            $(.70)


                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004




A summary of stock option activity is as follows:


                                       Weighted      Weighted
                         Number         average      average
                             of         exercise      fair
                         shares          price        value
                        -----------    ---------   ----------

Balance at
 September 30, 2002      11,927,600
 Granted                    152,000       $1.24       $1.24
 Exercised/Forfeited       (600,000)      $1.24       $1.24
                         ----------
Balance at
 September 30, 2003      11,479,600
 Granted                    779,512       $1.33       $1.33
 Exercised/Forfeited    (11,325,000)      $0.48       $0.48
 Balance at             -----------

 September 30, 2004         934,112       $1.33       $1.33
                        ===========


The following table summarizes information about fixed-price stock options at September 30, 2004:

                                 Outstanding               Exercisable
                                 -----------               -----------
                    Weighted      Weighted     Weighted-
                    Average        Average     Average
       Exercise     Number       Contractual   Exercise     Number     Exercise
        Prices    Outstanding       Life         Price    Exercisable   Price
        ------    -----------       ----        -------   -----------   -----

        $1.01       31,852       2.0   years     $1.01       31,852     $1.01
        $1.25      100.000       5.0   years     $1.25      100,000     $1.25
        $1.31       52,000       5.0   years     $1.31       52,000     $1.31
        $1.34      747,660       1.0   years     $1.34      747,660     $1.34
        $5.00        2,600       5.0   years     $5.00        2,600     $5.00
                   -------                                  -------
                   934,112                                  934,112
                   =======                                  =======

</TABLE


NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under operating leases for gross monthly rent, including common area maintenance, of approximately $6,200. The office lease provides for no annual cost of living adjustments in the base rent and the warehouse leases provide for fixed annual increases in the base rent.

Future minimum lease payments under all non-cancelable operating leases for years ending subsequent to September 30, 2004 are as follows:

          2005     $    74,400
          2006          74,400
          2007          74,400
          2008          74,400
          2009          18,600
                   -----------
                   $   316,200
                   ===========

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2004


Rent expense for the years ended September 30, 2004 and 2003 was $159,086 and $228,901.

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

During May 2003 Global Healthcare Laboratories, Inc. (Global) made a claim against the Company for breach of contract under a
master   license  agreement.  Management  contended  that  Global
committed fraud and multiple breaches of the master license agreement and that the claim was without merit. The matter was re-filed for the third time by the plaintiffs after two prior dismissals by the Federal courts for failure to state a cause of action. On August 31, 2004 a verdict was rendered in favor of the plaintiffs and they were awarded a judgment in the sum of:
$2,501,191. The Company initially intended to appeal the verdict, however on December 3, 2004 the Company and Global settled the matter as follows:

The Company would make cash payments to Global aggregating $200,000 through March 1, 2005 and would issue to Global an aggregate of 8,000,000 shares of common stock. The shares to be issued were valued at their fair market value of $1,120,000. The Company has recorded an accrual of $200,000 for the cash payments due and a stock subscription of $1,120,000 for the common shares issuable at September 30, 2004. The Company has agreed to file a registration statement covering an aggregate of 10,200,000 shares of common stock on or before January 15, 2005, and should it not due so an additional 500,000 shares of common stock would be due to Global. Global will be required to execute proxies giving the voting rights of the shares issuable to an officer of the Company.

NOTE 9. CONCENTRATIONS

During years ended September 30, 2004 and 2003, the Company derived substantially all of its revenue from the sale of one product, SNORENZ. Credit is granted to their customers in the normal course of business.

The Company derived 41%, 13% and 12% of its total sales from three major customers during the year ended September 30, 2004 and 57% of its total sales from one major customers during the year ended September 30, 2003. At September 30, 2004 outstanding accounts receivable from these three customers accounted for approximately 67% of net accounts receivable.

The Company has an exclusive contract with a single manufacturing company to produce SNORENZ.

NOTE 10. RELATED PARTY TRANSACTIONS

During the years ended September 30, 2004 and 2003 the Company paid consulting fees to the affiliated entity discussed in Note 4 aggregating $480,373 and $81,831.

NOTE 11. SUBSEQUENT EVENTS

During October 2004 the Company issued 2,000,000 shares of common stock to an officer pursuant to the exercise of options granted in October 2004 at $.10 per share.

During  October  2004  the Company repaid an  additional  $25,000 pursuant to a note to a related party.