Form 10QSB
period 2004-12-31
MED GEN INC
filed 2005-02-01
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2004
                                            -----------------

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

Common Stock, Par Value $.001 per share

26,936,447 Shares outstanding as of December 31, 2004. The Company's stock trades on the OTCBB under the symbol "MDGN".

Transitional Small Business Disclosure Format (check one):

                Yes [ ]                          No  [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - December 31, 2004 (Unaudited)

          Statements of Operations - Three months ended December 31, 2004 and 2003 (Unaudited).

          Statements of Cash Flows - Three months ended December 31, 2004 and 2003 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3. 	Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                            MED GEN, INC.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Med Gen, Inc.
                            Balance Sheet
                          December 31, 2004
                             (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                              $    20,194
    Accounts receivable, net of reserve of $10,000            339,451
    Inventory                                                 125,359
    Other current assets                                        5,700
                                                          -----------
      Total Current Assets                                    490,704
                                                          -----------

Property and Equipment, net                                    49,876
                                                          -----------

Other Assets
    Deposits and other                                         33,563
                                                          -----------

                                                          $   574,143
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                       $    31,520
   Accrued expenses                                           150,000
   Notes payable - related parties                            331,000
                                                          -----------
      Total Current Liabilities                               512,520
                                                          -----------

Stockholders' Equity
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                  -
   Undesignated, 3,500,000 shares authorized                        -
   Common stock, $.001 par value, 50,000,000
     shares authorized, 26,936,447 shares
     issued and outstanding                                    26,936
   Paid in capital                                         14,702,348
   Accumulated (deficit)                                  (14,464,261)
                                                          -----------
                                                              265,023
   Receivable for common stock                               (203,400)
                                                          -----------
                                                               61,623
                                                          -----------

                                                          $   574,143
                                                          ===========


          See accompanying notes to the financial statements.

                              Med Gen, Inc.
                       Statements of Operations
          For the Three Months Ended December 31, 2004 and 2003
                              (Unaudited)


                                                          2004           2003
                                                      -----------    -----------
Net Sales                                             $   282,173    $   267,264

Cost of Sales                                              99,640        104,106
                                                      -----------    -----------

Gross profit                                              182,533        163,158
                                                      -----------    -----------

Operating expenses:
  Non-cash stock compensation                             120,000         87,000
  Selling, general and administrative expenses            317,677        485,077
                                                      -----------    -----------
                                                          437,677        572,077
                                                      -----------    -----------

(Loss) from operations                                   (255,144)      (408,919)
                                                      -----------    -----------

Other expenses:
  Interest expense                                          4,254         48,740
  Other expenses                                                -          6,250
                                                      -----------    -----------
                                                            4,254         54,990
                                                      -----------    -----------

(Loss) before income taxes                               (259,398)      (463,909)

Income taxes                                                    -              -
                                                      -----------    -----------

Net (loss)                                            $  (259,398)   $  (463,909)
                                                      ===========    ===========

Per share information - basic and fully diluted:

 Weighted average shares outstanding                   26,936,447      3,983,655
                                                      ===========    ===========

 Net income (loss) per share                          $     (0.01)   $     (0.12)
                                                      ===========    ===========


          See accompanying notes to the financial statements.

                               Med Gen, Inc.
                        Statements of Cash Flows
         For the Three Months Ended December 31, 2004 and 2003
                                (Unaudited)

                                                     2004            2003
                                                 -----------     -----------
Cash flows from operating activities:
 Net cash (used in) operating activities         $  (400,741)    $  (225,079)
                                                 -----------     -----------

Cash flows from investing  activities:
 Net cash (used in) investing activities                   -               -
                                                 -----------     -----------

Cash flows from financing activities:
Borrowing (repayment) of related party
  notes, net                                         156,000        (200,000)
Proceeds from option exercise                         51,227         369,603
                                                 -----------     -----------
 Net cash provided by financing activities           207,227         169,603
                                                 -----------     -----------

Net (decrease) in cash                              (193,514)        (55,476)

Beginning - cash and cash equivalents                213,708          90,791
                                                 -----------     -----------

Ending - cash and cash equivalents               $    20,194     $    35,315
                                                 ===========     ===========

                          MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2004
                           (UNAUDITED)

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

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2004 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

     (4)  Notes Payable - Related Parties

     During the period ended December 31, 2004, the Company repaid $21,000 in notes due to related parties and borrowed an additional $177,000 from related parties with interest at 8% per annum. The balance due this lender was $331,000 at December 31, 2004 (see Note 9).

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

     (6)  Stockholders' Equity

     During  October 2004 the Company issued 2,000,000 shares  of common stock to an officer pursuant to the exercise of options granted in October 2004 at $.10 per share. The fair value of the shares issued was $.16 per share. The difference between the fair value and the exercise price of $120,000 has been charged to operations during the period ended December 31, 2004. In addition, the Company recorded a receivable for common stock of $200,000 for the amount due for the shares.

     Stock-based Compensation

     During  the  period  ended December 31,  2004,  the  Company issued options to purchase shares of common stock to certain
     officers.   Compensation   costs   charged   to   operations
     aggregated $120,000 for these options.

     SFAS   123   requires  the  Company  to   provide   proforma
     information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended December 31, 2004: expected life of options of 5 years, expected volatility of 121%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended December 31, 2004, approximated $.14 per option. These results may not be representative of those to be expected in future years.

     Under  the provisions of SFAS 123, the Company's net  income
     (loss) and earnings (loss) per share would have been reduced
     (increased) to the proforma amounts indicated below:


     Net (loss)
         As reported                          $(259,398)
         Proforma                             $(419,398)
     Basic and diluted (loss) per share
         As reported                          $(.01)
         Proforma                             $(.02)

     A summary of stock option activity is as follows:

                                       Weighted    Weighted
                            Number    average     average
                              of      exercise      fair
                            shares      price       value
                          ---------   --------    --------
Balance at
  September 30, 2004        934,112
Granted                   2,000,000     $1.23      $1.23
Exercised/Forfeited      (2,750,260)    $1.23      $1.23
                          ---------
Balance at
  December 31, 2004         183,852
                          ---------

     The following table summarizes information about fixed-price stock options at December 31, 2004:

                           Outstanding                     Exercisable
                           -----------                     -----------

             Weighted       Weighted     Weighted-
              Average        Average      Average
Exercise      Number       Contractual   Exercise      Number      Exercise
Prices      Outstanding       Life         Price     Exercisable     Price
--------    -----------    -----------   ---------   -----------   --------
  $1.01          31,852     2.0 years      $1.01          31,852     $1.01
  $1.25         100,000     5.0 years      $1.25         100,000     $1.25
  $1.31          52,000     5.0 years      $1.31          52,000     $1.31
            -----------                              -----------
                183,852                                  183,852
            ===========                              ===========



     (7)  Commitments, Concentrations and Contingencies

     During the period ended December 31, 2004 the Company derived 43%, 14%, 13% and 10% of its total sales from four customers. At December 31, 2004, $147,344 is due from these customers.

     During May 2003 Global Healthcare Laboratories, Inc. (Global) made a claim against the Company for breach of contract under a master license agreement. Management contended that Global committed fraud and multiple breaches of the master license agreement and that the claim was without merit. The matter was re-filed for the third time by the plaintiffs after two prior dismissals by the Federal courts for failure to state a cause of action. On August 31, 2004, a verdict was rendered in favor of the plaintiffs and they were awarded a judgment in the sum of $2,501,191. The Company initially intended to appeal the verdict, however on December 3, 2004 the Company and Global settled the matter as follows:

     The Company would make cash payments to Global aggregating $200,000 through March 1, 2005 and would issue to Global an aggregate of 8,000,000 shares of common stock. The shares to be issued were valued at their fair market value of $1,120,000. The Company has recorded an accrual of $200,000 for the cash payments due and a stock subscription of $1,120,000 for the common shares issuable at September 30, 2004. The Company has agreed to file a registration statement covering an aggregate of 10,200,000 shares of common stock on or before January 15, 2005, and should it not due so an additional 500,000 shares of common stock would be due to Global. Global will be required to execute proxies giving the voting rights of the shares issuable to an officer of the Company. Through December 31, 2004, the Company made payments aggregating $50,000 to Global.

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

     (8)  Basis of Reporting

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended December 31, 2004, the Company incurred a net loss of $259,398 and has an accumulated deficit of $14,464,261 at December 31, 2004.

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

     (9)  Subsequent Events

     During January 2005 the Company agreed to issue 2,000,000 shares of common stock to the related party lender described in Note 4, for future loans to be made to the Company pursuant to a line of credit. The fair value of these shares will be charged to operations as additional interest on the loans. In addition, the Company agreed to issue 200,000 shares of common stock to a consultant. The fair value of these shares will be charged to operations.

     During January 2005 the Company repaid $35,000 pursuant to a note to the related party described in Note 4.

     During   January  2005  the  Company  filed  a   Form   SB-2
     registration statement covering the 8,000,000 common  shares
     described  in  Note  7  and  the  2,200,000  common   shares
     described above.

     During January 2005 the Company entered into a professional services agreement with an entity acting as an independent contractor to distribute its products in the United States. As compensation the Company agreed to pay a commission of the greater of 5% of invoiced shipments or $105,000 for the year ended December 31, 2005 and $144,000 for each of the years ended December 31, 2006 and 2007. The agreement may be terminated by either party for any reason within 6 months of the date of the agreement. Thereafter the Company may terminate the agreement with 6 months notice.

     During January 2005 the Company entered into a one year consulting agreement with an entity to assist the Company with its business plan and introduce the Company to potential investors. Should the Company decide to enter into a funding transaction as a result of an introduction by the consultant the consultant shall designate a registered broker Dealer to complete the transaction. The consultant shall receive a cash fee of 10% of the funds procured and warrants to purchase common stock equal to 10% of the toal shares issued for a period of 5 years at 105% of the price at which the shares are sold. The shares underlying the warrants are subject to certain registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

Three months ended December 31, 2004
Compared with three months ended December 31, 2003
--------------------------------------------------

GENERAL
-------

The Company is now headquartered at 7284 W. Palmetto Park Rd., Suite 207, Boca Raton, Florida 33433 since January 1,2004. It does not foresee any need to further expand its 2200 sq.ft. corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.


Results of Operations
---------------------

For the 2004 first fiscal quarter ended December 31, 2004, Sales increased 5.58% to $282,173 from $267,264.This increase was due to an advertising campaign to compete with other products in the same marketplace. Gross profit for the first quarter was $182,533 versus $163,158 for the year ago quarter, an increase of 11.87%. The increase was due to an increase in the wholesale price of the products.

Gross profit margins for the quarter increased to 64.68% of sales up from 61.04% in the previous year ago quarter. The increase was due to lowered manufacturing costs associated with the Company's products

Operating expenses (selling, general and administrative expenses) decreased to $317,677 from $485,077,a decrease of 34.51%. The decrease is due to several factors including, decreased legal fees and consultants fees and overall operating costs.

Operating loss was $255,144 as opposed to a loss of $408,919 in the prior year's quarter.

Interest expense decreased from $48,740 in the year ago quarter to $4,254 for this quarter. This was due to reducing most of the secured lender's outstanding debt.

For the first fiscal quarter the company reported a loss of $0.01 per share versus a loss of $0.12 per share in the year ago quarter.

Liquidity and Capital Resources
-------------------------------

Cash on hand at December 31, 2004 was $20,194 and the Company had a working capital deficit of $21,816 at December 31, 2004.

Net cash used in operating activities was $400,741 during the quarter ended December 31, 2004.

Net cash used in investing activities was $-0- during the quarter ended December 31, 2004.

Net cash provided by financing activities was $207,227 during the quarter ended December 31, 2004, which consisted of $51,227 from the proceeds from the sale of management options and $156,000 of net draw downs on the credit facility.

The Company expects to introduce at least one new product into retail stores in the upcoming quarter. Further, the Company has affected a 5% price increase for all of its products. The Company has also eliminated one-time burdens of legal, computer and other non-recurring expenses. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.


CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the notes to our financial statements for the year ended September 30, 2004 are those that depend most heavily on these judgments and estimates.


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


Item 3.  Controls & Procedures

As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this report , the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

                              PART II
                              -------

Item 1.  LEGAL PROCEEDINGS

         All legal proceedings disclosed in the prior filings have been settled by the Company. The terms of the settlement were disclosed on From 8-K as filed on December 12, 2004.



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

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

(b)        On 12-13-2004 a Form 8-K was filed.



---------------------------------------------------------------------------


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Med Gen, Inc.
                                        (Registrant)


Date: January 28, 2005
                                        By:  /s/Paul B. Kravitz
                                           --------------------------------
                                           Paul B. Kravitz
                                           Chief Executive Officer