Form 10QSB/A
period 2004-12-31
MED GEN INC
filed 2005-03-23
CIK 1045707

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

     (9)  Subsequent Events

     During January 2005 the Company agreed to issue 2,000,000 shares of common stock to the related party lender described in Note 4, for future loans to be made to the Company pursuant to a line of credit. The fair value of these shares will be charged to operations as additional interest over the term of the line of credit. In addition, the Company agreed to issue 200,000 shares of common stock to a consultant. The fair value of these shares will be charged to operations.

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


                                        Med Gen, Inc.
                                        (Registrant)


Date: March 22, 2005
                                        By:  /s/Paul B. Kravitz
                                           --------------------------------
                                           Paul B. Kravitz
                                           Chief Executive Officer