Form 10QSB
period 2005-03-31
MED GEN INC
filed 2005-05-09
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   March 31, 2005
                                            -----------------

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

Common Stock, Par Value $.001 per share

30,136,447 Shares outstanding as of March 30, 2005.  The
Company's
stock trades on the OTCBB under the symbol "MDGN".

Transitional Small Business Disclosure Format (check one):

                  Yes [ ]           No  [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - March 31, 2005 (Unaudited)

          Statements of Operations - Three months ended March
          31,2005 and 2004 (Unaudited) and Six Months ended
          March 31,2005 and 2004

          Statements of Cash Flows - Six months ended March 30,
          2005 and 2004 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                            MED GEN, INC.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           Med Gen, Inc.

                           Balance Sheet

                          March 31, 2005
                           (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                           $     644,665
    Accounts receivable                                      206,143
    Inventory                                                116,218
    Other current assets                                       5,700
                                                       -------------
      Total Current Assets                                   972,726
                                                       -------------

Property and Equipment, net                                   39,081
                                                       -------------

Other Assets
    Deferred loan costs                                      112,000
    Deposits and other                                        38,157
                                                       -------------
                                                             150,157
                                                       -------------

                                                       $   1,161,964
                                                       =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses               $      51,844
   Notes payable - related parties                           405,000
                                                       -------------
      Total Current Liabilities                              456,844
                                                       -------------

Convertible debentures                                       740,000
                                                       -------------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized Series A 8% cumulative, convertible,
     1,500,000 shares authorized                                   -
   Undesignated, 3,500,000 shares authorized                       -
   Common stock, $.001 par value, 50,000,000
     shares authorized, 30,136,447 shares
     issued and outstanding                                   30,136
   Paid in capital                                        14,984,148
   Receivable for common stock                               (35,000)
   Accumulated (deficit)                                 (15,014,164)
                                                       -------------
                                                             (34,880)
                                                       -------------

                                                       $   1,161,964
                                                       =============



             See accompanying notes to financial statements.

                          Med Gen, Inc.
                     Statements of Operations
     For the Three Months and Six Months Ended March 31, 2004 and 2005
                           (Unaudited)


                                                Three Months                     Six Months
                                        ---------------------------      --------------------------
                                            2004             2005            2004            2005
                                        -----------      ----------      ----------      ----------

Net Sales                               $   244,937      $  201,471      $  512,201      $  483,644

Cost of Sales                               144,083          71,449         248,189         171,089
                                        -----------      ----------      ----------      ----------

Gross profit                                100,854         130,022         264,012         312,555
                                        -----------      ----------      ----------      ----------

Operating expenses:
  Non cash stock compensation                48,750         185,640         135,750         305,640
  Selling, general and administrative
    expenses                                325,994         309,479         811,071         627,156
                                        -----------      ----------      ----------      ----------
                                            374,744         495,119         946,821         932,796
                                        -----------      ----------      ----------      ----------

(Loss) from operations                     (273,890)       (365,097)       (682,809)       (620,241)

Other (income) expense:
  Interest expense                           22,595           4,806          71,335           9,060
  Non cash interest expense                       -         180,000               -         180,000
  Other expenses                              6,250               -          12,500               -
                                        -----------      ----------      ----------      ----------
                                             28,845         184,806          83,835         189,060
                                        -----------      ----------      ----------      ----------

(Loss) before income taxes                 (302,735)       (549,903)       (766,644)       (809,301)

Income taxes                                      -               -               -               -

Net (loss)                              $  (302,735)     $ (549,903)     $ (766,644)     $ (809,301)
                                        ===========      ==========      ==========      ==========

Per share information
  - basic and fully diluted:

  Weighted average shares outstanding     5,821,914      29,480,891       4,496,172      28,194,689
                                        ===========      ==========      ==========      ==========

  Net (loss) per share                  $     (0.05)     $    (0.02)     $    (0.17)     $    (0.03)
                                        ===========      ==========      ==========      ==========




             See accompanying notes to financial statements.

                           Med Gen, Inc.
                        Statements of Cash Flows
           For the Six Months Ended March 31, 2004 and 2005
                            (Unaudited)

                                                    2004             2005
                                                ------------     -----------
Cash flows from operating activities:
 Net cash (used in) operating activities         $  (467,932)    $  (566,030)
                                                ------------     -----------

Cash flows from investing  activities:
 Net cash (used in) investing activities                   -               -
                                                ------------     -----------

Cash flows from financing activities:
Borrowing (repayment) of related party notes        (184,800)        230,000
Proceeds from option exercise                        461,232         101,987
Proceeds From convertible debentures                       -         665,000
Proceeds from issuance of common stock               400,000               -
                                                ------------     -----------
 Net cash provided by financing activities           676,432         996,987
                                                ------------     -----------

Net increase in cash                                 208,500         430,957

Beginning - cash and cash equivalents                 90,791         213,708
                                                ------------     -----------

Ending - cash and cash equivalents              $    299,291     $   644,665
                                                ============     ===========















             See accompanying notes to financial statements.

                          MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005
                           (UNAUDITED)
(1)  Basis Of Presentation

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2004, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(4)  Notes Payable - Related Parties

During the period ended March 31, 2005, the Company repaid $181,000 in notes due to related parties and borrowed an additional $411,000 from related parties with interest at 8% per annum. The balance due was $405,000 at March 31, 2005. During April 2005 the Company repaid the $405,000 (see Note 8).

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

The Company's deferred tax asset of approximately $2,100,000 resulting from net operating loss carryforwards aggregating approximately $6,200,000 is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation being charged to operations for financial reporting purposes.

(6)  Stockholders' (Deficit)

During October 2004 the Company issued 2,000,000 shares of common stock to an officer pursuant to the exercise of options granted in October 2004 at $.10 per share. The fair value of the shares issued was $.16 per share. The difference between the fair value and the exercise price of $120,000 has been charged to operations during the period ended December 31, 2004. In addition, the Company recorded a receivable for common stock of $200,000 for the amount due for the shares. During the quarter ended March 31, 2005, the Company reduced the amount receivable for these shares to the current market price of its Common stock. This reduction resulted in a charge to operations of $117,640 during the quarter ended March 31, 2004. This officer remitted an aggregate of $101,987 to the Company related to the receivable for common stock during the period from October 1, 2004, through March 31, 2005. At March 31, 2005, $35,000 remained receivable for common stock.

During January through March 2005, the Company issued 2,000,000 shares of common stock to a related party lender described in
Note 4, for future loans to be made to the Company pursuant to a line of credit. The fair value of these shares of $180,000 was to be charged to operations as additional interest over the term of the line of credit. The Company recorded a charge to operations for the value of the shares as the line of credit was terminated at March 31, 2005, and the balance of $405,000 was repaid in April 2005. In addition, the Company issued 200,000 shares of common stock to a consultant and 1,000,000 shares to a related party described in Note 4 for services. The fair value of these shares of $68,000 was charged to operations.

During January 2005 the Company filed a Form SB-2 registration statement covering the 8,000,000 common shares described in Note
7 and 2,200,000 of the common shares described above.

Stock-based Compensation
------------------------
During October 2004 the Company issued 2,000,000 options to purchase shares of common stock to an officer. Compensation costs charged to operations aggregated $120,000 for these options.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS
123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended March 31, 2005: expected life of options of 5 years, expected volatility of 121%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended March 31, 2005, approximated $.14 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:

Net (loss)
            As reported                 $   (844,301)
            Proforma                    $ (1,004,301)

Basic and diluted (loss) per share
            As reported                 $       (.03)
            Proforma                    $       (.04)


A summary of stock option activity is as follows:


                                   Weighted    Weighted
                         Number    average     average
                           of      exercise      fair
                         shares     price        value
                      ----------   --------    --------
Balance at
  September 30, 2004     934,112
Granted                2,000,000    $1.23        $1.23
Exercised/Forfeited   (2,750,260)   $1.23        $1.23
                      ----------
Balance at
  March 31, 2005         183,852
                      ==========


The following table summarizes information about fixed-price stock options at March 31, 2005:

                             Outstanding                    Exercisable
                             -----------                    -----------
                Weighted      Weighted      Weighted-
                Average        Average      Average
Exercise         Number      Contractual    Exercise        Number      Exercise
Prices         Outstanding      Life         Price        Exercisable     Price
--------       -----------   -----------    ---------     -----------   --------
 $1.01              31,852    2.0 years       $1.01            31,852     $1.01
 $1.25             100.000    5.0 years       $1.25           100,000     $1.25
 $1.31              52,000    5.0 years       $1.31            52,000     $1.31
                 ---------                                  ---------
                   183,852                                    183,852
                 =========                                  =========


(7)  Commitments, Concentrations and Contingencies

During the period ended March 31, 2005, the Company derived  46%,
18% and 10% of its total sales from three customers. At March 31, 2005, $121,403 is due from these customers.

During May 2003 Global Healthcare Laboratories, Inc. (Global) made a claim against the Company for breach of contract under a
master   license  agreement.  Management  contended  that  Global
committed fraud and multiple breaches of the master license agreement and that the claim was without merit. The matter was re-filed for the third time by the plaintiffs after two prior dismissals by the Federal courts for failure to state a cause of action. On August 31, 2004, a verdict was rendered in favor of the plaintiffs and they were awarded a judgment in the sum of $2,501,191. The Company initially intended to appeal the verdict, however on December 3, 2004, the Company and Global settled the matter as follows:

The Company would make cash payments to Global aggregating $200,000 through March 1, 2005, and would issue to Global an aggregate of 8,000,000 shares of common stock. The shares to be issued were valued at their fair market value of $1,120,000. The Company has recorded an accrual of $200,000 for the cash payments due and a stock subscription of $1,120,000 for the common shares issuable at September 30, 2004. The Company has agreed to file a registration statement covering an aggregate of 10,200,000 shares of common stock on or before January 15, 2005, and should it not due so an additional 500,000 shares of common stock would have been due to Global. The Company believes that it has complied with the filing requirement. Global will be required to execute proxies giving the voting rights of the shares issuable to an officer of the Company. Through March 31, 2005, the Company made payments aggregating $200,000 to Global.

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

During January 2005 and effective February 16, 2005, the Company entered into a professional services agreement with an entity acting as an independent contractor to distribute its products in the United States. As compensation the Company agreed to pay a commission of the greater of 5% of invoiced shipments or $105,000 for the year ended December 31, 2005 and $144,000 for each of the years ended December 31, 2006 and 2007. The agreement may be terminated by either party for any reason within 6 months of the date of the agreement. Thereafter the Company may terminate the agreement with 6 months notice.

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

(8)  Notes Payable

On  March  31, 2005, the Company executed an agreement  with  NIR
Group, a New York-based investor group. The basic terms of the agreement were as follows:

A. 1,540,000 8% Callable Secured Convertible Debenture due three years from the date of issuance. The investment will be made in three tranches, the first in the amount of $740,000 upon signing of the agreement; the second in the amount of $400,000 upon the filing of a registration statement; and the third in the amount of $400,000 upon the effectiveness of the registration statement. The first payment in the amount of $740,000 less fees associated with the debenture of $75,000 has been received by the Company. The $75,000 in fees will be charged to operations over the term of the debenture. The balance of the funds was utilized to pay off the existing Secured Lender in the sum of $405,000 plus accrued interest and the remaining amount will be used for an advertising campaign and general corporate obligations. An officer also agreed to pledge his common stock during the period that the note is outstanding.

B. Interest at the rate of 8% per annum payable quarterly with 8 months payable in a lump sum at the close of the second tranche and 8 months payable in a lump sum at the close of the third tranche. The interest rate resets to 0% for any month in which the price of the stock is 125% of the Initial Market Price (approximately $.05) for each trading day during that month.

C. The Debenture is immediately convertible into shares of common stock at any time during the term. The conversion price will be equal to 40% of the lessor of $.09 and the average of the lowest intra-day trading prices during the 20 trading days immediately prior to the conversion.

D. At the Company's option, in any month in which the current stock price is below the Initial Market Price, the Company can pay outstanding principal and interest due for that month and no conversions can be made for that month.

E. The holder of the Debenture will also receive 1,540,000 warrants to purchase one share of common stock at an exercise price of $.085. The fair value of $.05 per warrant will be charged to operastions as interest expense over the term of the Debenture. Through March 2005 the Company has recorded $37,000 related to the value of the warrants as deferred loan costs.

F. The Company will undertake to file a Registration Statement covering all of the underlying common stock issuable under the Debenture and the Warrants.

(9)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended March 31, 2005, the Company incurred a net loss of $809,301 and has an accumulated deficit of $15,014,164 at March 31, 2005.

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

(10) Subsequent Events

During April 2005 the Company filed a definitive proxy to increase in the authorized common shares to 250,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

Three months ended March 31, 2005 Compared with Three months ended March 31, 2004 and Six Months ended March 31,2005
Compared with Six months ended March 31,2004
--------------------------------------------------

GENERAL
-------

The Company is now headquartered at 7284 W. Palmetto Park Rd.,
Suite
207, Boca Raton, Florida 33433 since January 1,2004. It does not foresee any need to further expand its 2200 sq.ft.corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.


Results of Operations
---------------------

For the 2004 second fiscal quarter ended March 31, 2005, Sales decreased 17.75% to $201,471 from $244,937.This decrease was primarily caused by Eckerd's drugstores merger with CVS. CVS ceased ordering Snorenz at the end of December 2004. The Company has attempted to re-open this account by presenting the product to the category buyer and the decision by CVS is still pending.The Company is hopeful that a positive decison for its product lines will occur by June 1, 2005.Also affecting Sales were the overall consumer demand for the products in this category "Cough and Cold" showed a sharp decline.

For the Six months ended March 31, 2005 sales decreased 5.58% to 483,644 from 512,201,for the six months ending March 31, 2004.
The decrease is attributable to a decline in overall customer demand.

Gross profit for the second quarter was $130,022 versus $100,854 for the year ago quarter, an increase of 22.44%. The increase was due to an increase in the wholesale price of the products,and the shipping of previously manufactured inventory.

For the six months ended March 31,2005 Gross profit was $312,555 versus $264,012 for the six months ending March 31, 2004, an increase of 15.54%. This increase is attributable to an increase in the wholesale prices of the products and the shipping of previously manufactured inventory.

Gross profit margins for the quarter increased to 64.53% of sales up from 41.17% in the previous year ago quarter. The increase was due to increased wholesale prices and the shipping of previously manufactured inventory.

Gross profit margins for the Six Months ending March 31,2005 increased to 64.62 of sales up from 51.54% for the six months ending March 31,2004. The increase was due to increased wholesale prices and the shipping of previously manufactured inventory.

Operating expenses (selling, general and administrative expenses) decreased to $309,479 from $325,994,a decrease of 5.07%. The small decrease is due to several factors including, decreased legal fees, consultants fees and overall operating costs.

Operating expenses for the six months decreased from $811,071 to $627,156, a decrease of 22.68%. The decrease for the six months is attributable to the Company's continued cost cutting program; also, the Company has bought remnant advertising time and saved significant amounts in order to effectively advertised the products on a reduced operating budget.


Operating loss was $365,097 as opposed to a loss of $273,890 in the prior year's quarter. The loss was higher because of a non-cash stock compensation adjustment of $185,640.


Operating loss for the Six months was $620,241 as compared to $682,809 for the six months a year ago. The loss was about the same because non cash compensation adjustments offset the decrease in selling, general and administrative expenses.

Interest expense decreased from $22,595 in the year ago quarter to $4,806 for this quarter. This was due to reducing most of the secured lender's outstanding debt which ultimately was fully paid in early April 2005. Interest expense decreased for the six month period from $71,335 to $9060. The decrease is directly attributable to less borrowings from the secured lender.

For the second fiscal quarter the company reported a loss of $0.02 per share versus a loss of $0.05 per share in the year ago quarter.

For the second quarter six month comparison the Company lost .03 cents as compared to a loss of 0.17 cents.

Liquidity and Capital Resources
-------------------------------

Cash on hand at March 31, 2005 was $644,655 and the Company had a working capital deficit of $34,880 at March 31, 2005.

Net cash used in operating activities was $566,030 during the quarter ended March 31, 2005.

Net cash used in investing activities was $-0- during the quarter ended March 31, 2005.

Net cash provided by financing activities was $996,987 during the quarter ended March 31, 2005, which consisted of $101,987 from the proceeds from the sale of management options and $230,000 of net draw downs on the credit facility and $665,000 from the first tranche of the convertible debenture.

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

         Not Applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 21st,2005 the Company filed its Definitive Proxy Statement requesting an increase of the authorized shares from 50,000,000 to 250,000,000. The results of the proxy vote which was scheduled for May 22, 2005 may be extended, if necessary to comply with any additional SEC requirements.


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


                                   Med Gen, Inc.
                                   (Registrant)


Date: May 9, 2005
                                   By:  /s/Paul B. Kravitz
                                      --------------------------------
                                      Paul B. Kravitz
                                      Chief Executive Officer