Form 10KSB/A
period 2004-09-30
MED GEN INC
filed 2005-05-23
CIK 1045707

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-KSB/A


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


In 2002 the Company filed a Form S-8 Registration Statement and granted Mrs. Kravitz and Mitchell 10,270,000 cashless options.In 2002
Mr. Kravitz exercised and sold 1,000,00 of these shares. In 2003
Mr Kravitz exercised and sold 585,000 shares and Mr. Mitchell exercised and sold 300,000 of these shares.In 2004 Mr Kravitz exercised 3,550,000 and sold 103,702 of these shares and Mr
Mitchell exercised and sold 4,835,000 of these shares.
Mr. Kravitz presently owns 3,446,298 common shares of stock which he exercised as cashless options at an exercise price of .012 cents.
These shares were registered under Form S-8 in 2002 as part of an Employee Stock Option Plan.

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


Date: December 30, 2004



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

The Company's standard credit terms are net 30 days. In certain limited instances and in conjunction with initial orders by large established retailers the Company will extend credit terms to 90 to 120 days.

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