Form 10QSB/A
period 2004-12-31
MED GEN INC
filed 2005-05-23
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

                               Amendment No. 2

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

     (3)  	Accounts Receivable and Revenue Recognition

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

     Accounts Receivable

     Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Accounts receivable are stated net of an allowance of $10,000 which the Company deemed to be sufficient based on the composition of its accounts receivable.

     The Company's standard credit terms are net 30 days. In certain limited instances and in conjunction with initial orders by large established retailers the Company will extend credit terms to 90 to 120 days. The Company recognizes revenue on these sales in accordance with the revenue recognition policies described above. During the period ended December 31, 2004, the Company was on payment hold with a significant retailer due to a merger completed by the retailer for an amount of approximately $87,000, which was remitted to the Company during January 2005 and made sales to certain retailers with extended Credit terms as described above.

     (4) Inventory

     Inventory  is stated at the lower of cost, determined  on  a first  in,  first  out  basis, or  market  value.  Inventory
     consists   principally  of  finished  goods  and   packaging
     materials.

     (5)  Notes Payable - Related Parties

     During the period ended December 31, 2004, the Company repaid $21,000 in notes due to related parties and borrowed an additional $177,000 from related parties with interest at 8% per annum. The balance due this lender was $331,000 at December 31, 2004 (see Note 9).

     (6)  Income Taxes

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

     (7)  Stockholders' Equity

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
            ===========                              ===========



     (8)  Commitments, Concentrations and Contingencies

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