Form 10QSB
period 2005-06-30
MED GEN INC
filed 2005-08-02
CIK 1045707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 2005
                                            -----------------

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

Common Stock, Par Value $.001 per share

31,136,447 Shares outstanding as of June 30, 2005.  The
Company's stock trades on the OTCBB under the symbol "MDGN".

Transitional Small Business Disclosure Format (check one):

                  Yes [ ]           No  [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - June 30, 2005 (Unaudited)

          Statements of Operations - Three months ended June 30, 2005 and 2004 (Unaudited) and Nine Months ended
          June 30, 2005 and 2004

          Statements of Cash Flows - Nine months ended June 30,
          2005 and 2004 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                            MED GEN, INC.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               Med Gen, Inc.
                               Balance Sheet
                               June 30, 2005
                                (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                        $    514,805
    Accounts receivable                                   82,209
    Inventory                                            140,846
    Other current assets                                   5,700
                                                    ------------
      Total Current Assets                               743,560
                                                    ------------

Property and Equipment, net                               33,595
                                                    ------------
Other Assets
    Deferred loan costs                                  164,671
    Deposits and other                                    37,950
                                                    ------------
                                                         202,621
                                                    ------------

                                                    $    979,776
                                                    ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses            $     61,837
                                                    ------------
      Total Current Liabilities                           61,837
                                                    ------------

Convertible debentures                                 1,440,000
                                                    ------------
Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000
     shares authorized
   Series A 8% cumulative, convertible, 1,500,000
     shares authorized                                         -
   Undesignated, 3,500,000 shares authorized                   -
   Common stock, $.001 par value, 245,000,000
      shares authorized, 31,136,447 shares
      issued and outstanding                              31,136
   Paid in capital                                    15,098,308
   Receivable for common stock                           (35,000)
   Deferred compensation                                 (19,024)
   Accumulated (deficit)                             (15,597,481)
                                                    ------------
                                                        (522,061)
                                                    ------------

                                                    $    979,776
                                                    ============


             See accompanying notes to financial statements.

                             Med Gen, Inc.
                        Statements of Operations
For the Three Months and Nine Months Ended June 30, 2004 and 2005
                             (Unaudited)

                                                          Three Months                      Nine Months
                                                 -------------------------------------------------------------
                                                      2004            2005            2004            2005
                                                 -------------   -------------   -------------   -------------
Net sales                                        $     232,087   $     181,034   $     744,288   $     664,678

Cost of sales                                           98,460          99,658         346,649         270,747
                                                 -------------   -------------   -------------   -------------

Gross profit                                           133,627          81,376         397,639         393,931
                                                 -------------   -------------   -------------   -------------
Operating expenses:
  Non cash stock compensation -
   selling, general and administrative                 279,350          60,000         415,100         365,640
  Selling, general and administrative expenses       1,062,432         557,582       1,873,503       1,184,738
                                                 -------------   -------------   -------------   -------------
                                                     1,341,782         617,582       2,288,603       1,550,378
                                                 -------------   -------------   -------------   -------------

(Loss) from operations                              (1,208,155)       (536,206)     (1,890,964)     (1,156,447)
                                                 -------------   -------------   -------------   -------------

Other (income) expense:
  Interest expense                                      39,850          47,111         111,185          56,171
  Non cash stock interest expense                       37,500               -          50,000         180,000
                                                 -------------   -------------   -------------   -------------
                                                        77,350          47,111         161,185         236,171
                                                 -------------   -------------   -------------   -------------

(Loss) before income taxes                          (1,285,505)       (583,317)     (2,052,149)     (1,392,618)

Income taxes                                                 -               -               -               -
                                                 -------------   -------------   -------------   -------------

Net (loss)                                       $  (1,285,505)  $    (583,317)  $  (2,052,149)  $  (1,392,618)
                                                 =============   =============   =============   =============

Per share information - basic and fully diluted:

 Weighted average shares outstanding                15,328,609      30,806,777       8,098,809      29,065,385
                                                 =============   =============   =============   =============

 Net (loss) per share                            $       (0.08)  $       (0.02)  $       (0.25)  $       (0.05)
                                                 =============   =============   =============   =============



             See accompanying notes to financial statements.

                         Med Gen, Inc.
                  Statements of Cash Flows
       For the Nine Months Ended June 30, 2004 and 2005
                          (Unaudited)

                                                   2004       2005
                                            -------------  ------------
Cash flows from operating activities:
 Net cash (used in) operating activities    $  (1,460,329) $   (963,390)
                                            -------------  ------------
Cash flows from investing  activities:
 Net cash (used in) investing activities                -             -
                                            -------------  ------------

Cash flows from financing activities:
Borrowing (repayment) of related party notes     (994,315)     (175,000)
Proceeds from option exercise                   1,059,173       101,987
Proceeds From convertible debentures            1,915,139     1,337,500
                                            -------------  ------------

 Net cash provided by financing activities      1,979,997     1,264,487
                                            -------------  ------------

Net increase in cash                              519,668       301,097

Beginning - cash and cash equivalents              90,791       213,708
                                            -------------  ------------

Ending - cash and cash equivalents          $     610,459  $    514,805
                                            =============  ============

             See accompanying notes to financial statements.

                          MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005
                           (UNAUDITED)

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

(4)  Notes Payable - Related Parties

During the period ended March 31, 2005, the Company repaid $181,000 in notes due to related parties and borrowed an additional $411,000 from related parties with interest at 8% per annum. The balance due was $405,000 at March 31, 2005. During April 2005 the Company repaid the $405,000 balance (see Note 8).

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

The Company's deferred tax asset of approximately $2,300,000 resulting from net operating loss carryforwards aggregating approximately $6,700,000 is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation being charged to operations for financial reporting purposes.

(6)  Stockholders' (Deficit)

During October 2004 the Company issued 2,000,000 shares of common stock to an officer pursuant to the exercise of options granted in October 2004 at $.10 per share. The fair value of the shares issued was $.16 per share. The difference between the fair value and the exercise price of $120,000 has been charged to operations during the period ended December 31, 2004. In addition, the Company recorded a receivable for common stock of $200,000 for the amount due for the shares. During the quarter ended March 31, 2005, the Company reduced the amount receivable for these shares to the current market price of its Common stock. This reduction resulted in a charge to operations of $117,640 during the quarter ended March 31, 2005. This officer remitted an aggregate of $101,987 to the Company related to the receivable for common stock during the period from October 1, 2004, through June 30. At June 30, 2005, $35,000 remained receivable for common stock.

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

During January 2005 the Company filed a Form SB-2 registration statement covering the 8,000,000 common shares described in Note 7 and 2,200,000 of the common shares described above. The registration statement was amended through June 2005 to include an aggregate of 206,428,758 common shares including the shares isuable pursuant to the conversion of the convertible debentures and exercise of warrants issued as described in Note 8.

During April 2005 the Company increased its authorized shares  to
250,000,000   of  which  5,000,000  are  preferred   shares   and
245,000,000 are common shares.

During May 2005 the Company issued 1,000,000 shares of common stock to an affiliate for consulting services and charged the fair value of the shares of $60,000 to operations.

Stock-based Compensation

During October 2004 the Company issued 2,000,000 options to purchase shares of common stock to an officer. Compensation costs charged to operations aggregated $120,000 for these options.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS
123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended June 30, 2005: expected life of options of 5 years, expected volatility of 121%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended June 30, 2005, approximated $.14 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:


Net (loss)
            As reported                 $(1,392,618)
            Proforma                    $(1,552,618)
Basic and diluted (loss) per share
            As reported                 $(.05)
            Proforma                    $(.05)

A summary of stock option activity is as follows:

                                             Weighted  Weighted
                                 Number      average   average
                                   of        exercise   fair
                                 shares       price     value
                                 ------       -----     -----
     Balance at
       September 30, 2004         934,112
     Granted                    2,000,000    $1.23     $1.23
         Exercised/Forfeited   (2,750,260)   $1.23     $1.23
                               ----------
     Balance at
       June 30, 2005              183,852
                               ==========

The following table summarizes information about fixed-price stock options at June 30, 2005:

                             Outstanding                 Exercisable
                 Weighted     Weighted     Weighted-
                 Average      Average      Average
      Exercise    Number     Contractual   Exercise    Number       Exercise
      Prices    Outstanding    Life         Price      Exercisable  Price
      ------    -----------    ----         -----      -----------  -----
      $1.01        31,852    2.0 years      $1.01         31,852    $1.01
      $1.25       100,000    5.0 years      $1.25        100,000    $1.25
      $1.31        52,000    5.0 years      $1.31         52,000    $1.31
                  -------                                -------
                  183,852                                183,852
                  =======                                =======

(7)  Commitments, Concentrations and Contingencies

During  the period ended June 30, 2005, the Company derived  46%,
15% and 10% of its total sales from three customers. At June 30, 2005, $49,946 is due from these customers.

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

During  January  2005  the  Company  entered  into  a  one   year
consulting agreement with an entity to assist the Company with its business plan and introduce the Company to potential investors. Should the Company decide to enter into a funding transaction as a result of an introduction by the consultant the consultant shall designate a registered broker Dealer to complete the transaction. The consultant shall receive a cash fee of 10% of the funds procured and warrants to purchase common stock equal to 10% of the total shares issued for a period of 5 years at 105% of the price at which the shares are sold. The shares underlying the warrants are subject to certain registration rights.

(8)  Notes Payable

On  March  31, 2005, the Company executed an agreement  with  NIR
Group, a New York-based investor group. The basic terms of the agreement were as follows:

A. 1,540,000 8% Callable Secured Convertible Debenture due three years from the date of issuance. The investment will be made in three tranches, the first in the amount of $740,000 upon signing of the agreement; the second in the amount of $400,000 upon the filing of a registration statement; and the third in the amount of $400,000 upon the effectiveness of the registration statement. The first payment in the amount of $740,000 less fees associated with the debenture of $75,000 and additional payments of $700,000 less fees associated with the debenture of $27,500 have been received by the Company. The $102,500 in fees will be charged to operations over the term of the debenture. The balance of the funds was utilized to pay off the existing Secured Lender in the sum of $405,000 plus accrued interest and the remaining amount will be used for an advertising campaign and general corporate obligations. An officer also agreed to pledge his common stock during the period that the note is outstanding.

B. Interest at the rate of 8% per annum payable quarterly with 8 months payable in a lump sum at the close of the second tranche and 8 months payable in a lump sum at the close of the third tranche. The interest rate resets to 0% for any month in which the price of the stock is 125% of the Initial Market Price (approximately $.05) for each trading day during that month.

C. The Debenture is immediately convertible into shares of common stock at any time during the term. The conversion price will be equal to 40% of the lesser of $.09 and the average of the lowest intra-day trading prices during the 20 trading days immediately prior to the conversion.

D. At the Company's option, in any month in which the current stock price is below the Initial Market Price, the Company can pay outstanding principal and interest due for that month and no conversions can be made for that month.

E. The holder of the Debenture will also receive 1,540,000 warrants to purchase one share of common stock at an exercise price of $.085. The fair value of $.05 per warrant will be charged to operations as interest expense over the term of the Debenture. Through June 2005 the Company has recorded $72,000 related to the value of the warrants as deferred loan costs and amortization of $9,829 as additional interest on the debentures.

F. The Company will undertake to file a Registration Statement covering all of the underlying common stock issuable under the Debenture and the Warrants (see Note 6).

(9)  Basis of Reporting
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended June 30, 2005, the Company incurred a net loss of $1,392,618 and has an accumulated deficit of $15,597,481 at June 30, 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

Three months ended June 30, 2005 Compared with three months
ended June 30, 2004 and Nine Months ended June 30,2005
compared with Nine months ended June 30,2004
--------------------------------------------------

GENERAL
-------

The Company is now headquartered at 7284 W. Palmetto Park Rd., Suite 207, Boca Raton, Florida 33433 since January 1,2004. It does not foresee any need to further expand its 2200 sq. ft. corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.


Results of Operations
---------------------

For the 2004 third fiscal quarter ended June 30, 2005, Sales decreased 22.0% to $181,034 from $232,087. This decrease was primarily caused by Eckerd's drugstores merger with CVS. CVS ceased ordering Snorenz at the end of December 2004. The Company has attempted to re-open this account by presenting the product to the category buyer and the decision by CVS is still pending. The Company is hopeful that a positive decision for its product lines will occur by October 1, 2005. Also affecting Sales were the overall consumer demand for the products in this category "Cough and Cold" which showed a sharp decline. This overall category decline has resulted in Walgreen's no longer carrying the product lines as well.

For the Nine months ended June 30, 2005 sales decreased 11.70% to $664,678 from $744,288, for the nine months ending June 30, 2004. The decrease is attributable to a decline in overall customer demand and the loss of several accounts as described above.

Gross profit for the third quarter was $81,376 versus $133,627 for the year ago quarter, a decrease of 39.1%. The decrease was due to lower sales. The gross profit margin was 45.0% during the quarter ended June 30, 2005, as compared to 57.6% during the quarter ended June 30, 2004. This decrease resulted from lower sales as cost of sales on a quarter comparison where virtually unchanged.

For the nine months ended June 30, 2005 Gross profit was $393,931 versus $397,639 for the nine months ending June 30, 2004, a decrease of 0.9%. The gross profit margin was 59.3% during the quarter ended June 30, 2005, as compared to 53.4% during the quarter ended June 30, 2004. This increase resulted from increased wholesale prices and the shipping of previously manufactured inventory.

Operating expenses (selling, general and administrative expenses)for the 2005 quarter decreased to $557,582 from $1,062,432, a decrease of 47.5%. The large decrease is due to several factors including, decreased legal fees, consultants fees and overall operating costs.

Operating expenses for the nine months decreased from $1,873,503 to $1,184,738, a decrease of 36.8%. The decrease for the nine months is attributable to the Company's continued cost cutting program; also, the Company has bought remnant advertising time and saved significant amounts in order to effectively advertise the products on a reduced operating budget. The Company is also waiting until the Fall of 2005 to advertise the products in conjunction with new accounts ordering and placing the products on the shelves.

Operating loss for the 2005 period was $536,206 as opposed to a loss of $1,208,155 in the prior year's quarter. The loss was substantially lower because of lower SGA and cost cutting measures by management.

Operating loss for the Nine months was $1,156,447 as compared to $1,890,964 for the nine months a year ago. The loss was substantially lower because of lower SGA and cost cutting measures by management.


Interest expense increased from $39,850 in the year ago quarter to $47,111 for this quarter. Interest expense for the nine month period decreased from $111,185 to $56,171. The decrease is directly attributable to less borrowings by the Company.

For the second fiscal quarter the company reported a loss of $0.02 per share versus a loss of $0.08 per share in the year ago quarter.

For the third quarter nine month comparison the Company lost $0.05 cents as compared to a loss of $0.25 in the year ago quarter.

Liquidity and Capital Resources
-------------------------------

Cash on hand at June 30, 2005 was $514,805 and the Company had working capital of $681,723 at June 30, 2005.

Net cash used in operating activities was $963,390 during the nine months ended June 30, 2005.

Net cash used in investing activities was $-0- during the nine months ended June 30, 2005.

Net cash provided by financing activities was $1,264,487 during the nine months ended June 30, 2005, which consisted of $101,987 from the proceeds from the sale of management options and $175,000 of repayment of the original credit facility and $1,337,500 from the convertible debenture.

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

         Not Applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 21st, 2005 the Company filed its Definitive Proxy Statement requesting an increase of the authorized shares from 50,000,000 to 250,000,000. The results of the proxy vote which was scheduled for May 22, 2005 were extended to June 22nd, 2005. The results were that the amendment passed by a majority vote of the shareholders


Item 5.  OTHER INFORMATION

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


                                   Med Gen, Inc.
                                   (Registrant)


Date: July 27, 2005
                                   By:  /s/Paul B. Kravitz
                                      --------------------------
                                      Paul B. Kravitz
                                      Chief Executive Officer