Form 10KSB
period 2005-09-30
MED GEN INC
filed 2006-01-20
CIK 1045707

---------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

                                (Mark One)
    |X| Annual Report Pursuant To Section 13 Or 15(D) Of The Securities
                           Exchange Act Of 1934

                For the fiscal year ended September 30, 2005

    |_| Transition Report Under Section 13 Or 15(D) Of The Securities
                           Exchange Act Of 1934

               For the transition period from _____ to _____

                      COMMISSION FILE NUMBER 0-11-50

                              MED GEN, INC.
               --------------------------------------------
              (Name of small business issuer in its charter)

             NEVADA                                 65-0703559
  -----------------------------         ---------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


  7284 W. Palmetto Park Road, Suite 207
          Boca Raton, Florida                                33434
 --------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)


                   Issuer's telephone number: (561) 750-1100
                                              ---------------

Securities registered under Section 12(b) of the Exchange Act: NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        State issuer's revenues for its most recent fiscal year: $802,127

     State the aggregate market value of the company's common stock held by non-affiliates as of September 30, 2005, was (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $176,376.13 as of September 30, 2005.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 10,506,777 Shares of Common Stock as of January 17, 2006.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

  Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

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
-------

Item 7.    Financial Statements.
-------

Item 8.    Changes In And Disagreements With Accountants On
-------    Accounting And Financial Disclosure.                            17

Item 8A.   Controls And Procedures                                         17

Item 8B   Other Information                                                17

PART III

Item 9.    Directors, Executive Officers, Promoters And Control
-------    Persons; Compliance With Section 16(A) Of The Exchange Act      18

Item 10.   Executive Compensation                                          19
--------

Item 11.   Security Ownership Of Certain Beneficial Owners And Management  20
--------

Item 12.   Certain Relationships And Related Transactions                  20
--------

Item 13.   Exhibits And Reports On Form 8-K                                21
--------

Item 14.  Principal Accountant and Services.                               22
--------

Signatures                                                                 23
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

Company Background
------------------

Med Gen, Inc. (the "Company") was established under the laws of the State of Nevada in October 1996. Executive offices are located at 7284 W. Palmetto Park Road, Suite 207, Boca Raton, Florida 33433. The Company's phone number is (561) 750-1100. The Company currently operates four Web sites: www.medgen.com, www.snorenz.com, www.pain-enz.com, and www.4goodnight'sleep.com

The Company's common stock trades on the OTC
---------------

Bulletin Board under the symbol "MGEN.OB"

The Company was established to manufacture, sell and license healthcare products, specifically to the market for alternative therapies (health self-care). One out of every three households practice some form of alternative therapies. Industry observers estimate
this   market's  size at $100 billion a year, which  includes  the diet category, a level of consumer expenditure almost triple the level of expenditure in 1990.

The two most prominent factors contributing to this robust growth are (i)increased levels of education among consumers; and, ii) changing patterns of primary care (both in cost and in delivery).

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

SNORenz[R] is currently sold through several large Retailers and wholesalers representing a marketing network in excess of 10,000 stores nationwide. The Company has accelerated its timetable to
introduce   additional  products  that   deploy  its   proprietary
technology. In August of 2004, the company initiated  phase  1  of its  introduction  of  Good  Nights Sleep[TM]. Good  Nights Sleep[TM] is
a   liquid   throat  spray  formulation  for  sleep  aide.   Using
diphenhydromine  as an  active  ingredient,  "Good  Nights  Sleep[TM]
will  be the first spray liquid in this category to enter the   US
market.   The  product is sold at Brooks-Eckerd's,Rite  Aid's  and
Meijers and other large wholesalers.

The Company also markets SNORenz[R] under several private labels for other distributors. Snoraway[R] is the label that is reserved predominately for the European market. The company's newest introduction, a weight loss program, now called the UNDIET[TM], is expecting an early March marketing date.


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

Sensing an existing demand for a liquid spray alternative "sleep aide" to compete with the pills and caplets already being marketed into a $1.5 billion market category, Med Gen introduced Good Nights Sleep[TM] for immediate retail consumption with initial modest success into Eckerd Drug, CVS and Albertsons [a total of 10,000 stores]. Foregoing the marketing route taken with SNORenz[R] management expected to acquire shelf space at leading retail stores because of the success and market penetration already accomplished with SNORenz[R].This plan failed because of a lack of capital to advertise and support the retail wholesaler and the lack of a contractual obligation of the retailer to purchase the product on a continuing basis. In numerous instances when the buyer was replaced by a new buyer the product was dropped, regardless of the Company's protests.

Three dietary sprays marketed under the Un-Diet[R] program is expected to be introduced in early 2006.
The introductions are dependent upon necessary capital resources.




DESCRIPTION OF PRODUCTS

SNORenz[R]
----------

SNORenz[R] is an original and innovative entry into the anti-snoring industry. Never before has any company introduced a liquid throat spray to prevent or quiet the noise of snoring. Mr.Kravitz, Mr. Mitchell and Mr. Robinson were awarded a Patent on the ingredients and formula on February 13, 2001. They assigned the patent to the Company for a period of three years. The Company still utilizes the formula and all trade secrets in its manufacturing process. The medical and psychological communities have studied the causes and symptoms of sleep deprivation for many years.

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

This type of procedure is painful, takes months to heal, and may not offer a long-term solution. Mechanical devices primarily attempt to increase the volume of air or create positive air pressure using some type of breathing apparatus connected to an air pump. This is not only uncomfortable, it also limits one's sleeping positions. Dental appliances also attempt to increase the volume of air by expanding the opening of the mouth or by repositioning the lower jaw and/or the tongue to decrease the vibration effect.
Again, wearing one of these is not the most comfortable way to sleep. The costs of these methods can be considerable and may not be covered by basic medical insurance programs.

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

The Biotechnology underlying Med Gen Products
-----------------------------------------------

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

SNORenz[R] carries a 30-day money back guarantee. The Company has experienced negligible product return rates over the past five fiscal years.

GOOD Nights Sleep[TM]
---------------------

Good Nights Sleep[TM] ("GNS") is a night time sleep aid and the first such product formulated as a throat spray. Positioned to compete with Sominex[R],Simply Sleep[R] and Excedrin PM, which are all solids; GNS enters the market catering to people who have difficulty taking pills and who want "fast action" results which only a liquid can give.

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

PAINenz[R]
----------

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

The active ingredients in PAINenz[R] are, Glucosamine, Chondroitin, Cetyl Myrist Oleate(CMO) and Capsaicin (kap SAY ih sihn), a derivative of the hot pepper plant. When applied as an external analgesic, Capsaicin depletes and prevents reaccumulation of substance P in peripheral sensory neurons. Substance P is found in slow-conducting neurons in the outer and Inner skin layers and joint tissues, and is thought to be the primary chemical mediator of pain impulses from the periphery to the central nervous system. by depleting substance P, Capsaicin renders skin and joints insensitive to pain since impulses cannot be transmitted to the brain.

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
                           -----------------      -----------------


THE UNDIET[TM] PROGRAM
----------------------

The strength of the UNDIET[TM] program lies in the very fact that it does not rely upon the [lack of] intake of food to produce significant weight loss. Rather, the three products, and their formulations, that form the entire UNDIET[R] program are specially formulated liquid sprays, easily absorbed into the mucous membrane of the throat area to produce specific fast acting results.

THE PROGRAM CONSISTS OF:
Appease[TM], which is an all natural spray producing a strong feeling of fullness thereby reducing the desire to eat. It also lessens the desire to crave sugar/sweet products.

Weight  Shield[TM],  which is an all natural spray  formulation  that
------------------
actually "burns" the fat intake. The reduction of fatty foods and fat intake is essential for weight control.

Simply  Trim[TM],  which  is  an all natural spray  formulation  that
----------------
combines the appetite suppressant with the fat burning qualities. Using other additives to the formulation, the user will not only feel an immediate lessening of a desire to eat but will, if used as prescribed, prevent the "bounce back" that most dieters experience with other diet programs.

The weight loss industry is an ever expanding industry that claims between $50-$60 billion in sales revenue. Almost 66% of the national population suffer from overweight problems. Medically, there is a large array of illness caused by the overweight problem.

By using Med Gen's STWT [Sprays The Way] manufacturing technology and by producing another industry first (a liquid spray diet product), Med Gen hopes to turn the corner to profitability and gain a substantial piece of the $60 billion pie.

Marketing
---------

Med Gen products are currently sold over the counter by more than 10,000 retail stores nationwide and also sold by distributors overseas. A partial list of retailers that carry Med Gen brands in the United States are: Albertsons Supermarkets, American Stores(a division of Albertsons which includes Jewel Stores, Jewel T Stores, Osco Drugs and Sav-On Drugs), Bashas, Brooks/Eckerds Pharmacy, Cardinale Distributing , Drug Store.Com, Happy Harry's, McKesson Distributing, Meijers, Rally's and Rite Aid.

The reliance on "retail" store distribution has hurt Med Gen because of the company's inability to sustain large costs put upon it by major chain and drug stores. Additionally, the cost of consumer advertising is excessive to support "pull thru" sales at the retail levels. For this reason, the company has initiated a direct to consumer marketing program, commonly referred to as "DTC", enhanced its web site and pointed its advertising programs towards increasing this marketing strategy.

In doing so, the company need only to produce 1/3 of its ordinary sales to realize the same profit margins. Employing both marketing strategies is meant to leverage every opportunity the company has to bring its products to market while conserving capital resources.


Distribution Agreement
----------------------

Med Gen Inc. has elected to manufacture all its products by contract manufacturers under secret and protected manufacturing agreements signed on behalf of the Company. Through a distribution agreement a principal of a manufacturer and the Company's two principals share patent rights to the formulas.

Not including international sales generated from its Internet site, the Company has distributors to sell its alternate brands of the snoring spray in the United Kingdom, Germany, France, Switzerland, Portugal, Turkey, Australia, New Zealand, Japan, China and Korea. The Company fully expects to be able to piggyback additional products through this distribution network in the future.

       COMPETITION, MARKET SHARE AND INDUSTRY ENVIRONMENT

The Information Research Institute (IRI) is arguably the seminal research organization regarding consumer products research. The category, Sleeping Remedies, is a $161 million market. In 1998, a sub-category, Sleeping Aids, Liquid, was created.

In the snoring relief category, there are three competitors, Breathe Right Spray[R], Snore Stop[R] and Y-Snore[R], the largest is Breathe Right[R]. Although this product was introduced into the market in the past Three years, CNS has spent a considerable amount of money on PR and advertising, replacing SNORenz[R] as the number 1 seller in the snoring category. The company has never been able to compete with them for lack of advertising dollars. In the latter part of 2005, the company started changing its marketing direction to a Direct to Consumer approach and has recently been moving forward to obtain funding for this purpose. The company believes that it can build back its base of loyal customers and reach profitability faster by concentrating on Direct to Consumer marketing. As a result of this decision, the Company has updated its website.

Good Nights Sleep[TM], although new, enjoys an enviable position in that it still remains the only Brand available as a liquid throat spray for sleep aid. Although it has a lot of competition from well known brands, all of the existing products are in "hard" form delivery systems. The Company has begun a marketing program to direct the consumer to its website.

Dominant Customers
------------------

In fiscal year 2005, the Company's three largest customers were Wal-Mart, Walgreens and Army/ Air Force Exchange Service which Represented approximately 66% of the Company's annual sales that year, with WalMart accounting for 40%.Both Wal-Mart and Walgreen's are no longer customers of the Company. The Company's largest customer in fiscal 2004 was Wal-Mart which represented 38% of annual sales that year.

Internet Sales
--------------

In 2002 the Company converted its marketing strategy from Direct Marketing to consumer retail store sales as a result, Internet pricing was dramatically reduced by 50% to be consistent with unit pricing in the retail network. Therefore, although unit sales remained steady, and have even slightly increased, dollar sales have dropped. This trend is expected to be reversed as a result of the new DTC approach. The Company operates four e-commerce web sites, www.snorenz.com ,www.medgen.com .,www.pain-enz.com, www.4Goodnightsleep.com. Orders from these sites average over $2,000 per month in retail sales. Future enhancements to the Company's web sites are planned.

The Company expects to show steady and important increases in future sales on its internet site. During the third quarter of fiscal 2005 (April to June), the web site was re-designed to increase "user friendly" utilization and to offer new company products. In addition, the company has appointed an executive to head-up the Internet Sales so that there will be a concentrated effort made in this important media. Investor Relations will also be included and enhanced on the web site with more frequent up-dates than previously given. Although no sales figures can be given or estimated, the Company expects that these efforts will produce substantial increases in e-commerce sales in fiscal 2006.

Patents, Trademarks and Licenses
--------------------------------

The name "SNORenz[R]" is a registered trademark, owned by the Company, and issued by the United States Patent and Trademark
Office (Reg. No. 2,210,381 - 12/15/98). An application of renewal has recently been filed. The Company also owns the trademark registration for the Good Nights Sleep product.

The Company has registered SNORenz[R] in Korea and Snoraway[R] and Good Night's Sleep[R] in all countries participating in the EU as a Community Trademark.

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



ITEM 2.   DESCRIPTION OF PROPERTY

The office is located at 7284 W. Palmetto Park Road, Suite 207,
Boca Raton, Florida 33433. The telephone number at this address is (561) 750-1100. In November 1999, the Company agreed to rent expandable warehouse space (space as., needed) located in Buffalo, New York on the premises of its prime sub-contractor. This location will significantly reduce the duplicity of handling and its related costs as well as reduce overhead. It will also simplify inventory controls.

ITEM 3.   LEGAL PROCEEDINGS:

During May 2003 Global Healthcare Laboratories, Inc. ("Global") made a claim against the Company for breach of contract under a master license agreement. A trial was held in August 2004 and a jury verdict in the sum of $2,501,191 was awarded in favor of the plaintiff's. The Company subsequently settled the judgment on December 3rd, 2004. The basic terms of the settlement are the payment of the sum of $200,000 to plaintiffs, spread over a 4-5 month period and the registration of 8,000,000 common shares by January 15th, 2005. The Company made the first three installments totaling $75,000 dollars on a timely basis. The Company tendered the fourth payment 13 days late and the plaintiff's unilaterally declared the settlement null and void. The Company filed a motion to enforce the provisions of the agreement in March 2005.

The uncontroverted facts are as follows:

The Company made the first payment on time, the second payment was two days late and the third payment was 7 days late (of which four days were due to a UPS delivery problem). The fourth payment was made 13 days late as the Company was undergoing severe cash flow problems at the time and the check was delivered only after Mr. Mitchell, the President borrowed the necessary funds on a home-equity loan to cover the amount. The Company also tendered the final future payment at that time in advance of the payment schedule. The stock was registered on August 12th, 2005 and the plaintiff's orally rejected delivery.

The Court ruled that because the settlement contract had a "time is of the essence clause" the untimely payments made by the Company allow Global Healthcare to disaffirm the agreement. The Court ruled that Enriquillo Export & Import Inc v. M.B.R. Industries Inc. applies and the Company's 13 day late tender was not adequate performance {Enriquillo had a 58 day delay}. Furthermore, the Court ruled that the $75,000 dollars of payments cashed by Global and tendered by the Company under the original settlement agreement shall not be returned but rather applied to the judgment.

At present the Company has retained the firm of Furr & Cohen Esq.'s.
and notified its lender, whose outside counsel is working closely with the Company's counsel to reach a new settlement with the judgment creditor. The parties have orally agreed to a standstill agreement while they exhaust all possible remedies in the instant matter. In the event a new accord is not reached within a few weeks, the Company will be required to file a Chapter 11 bankruptcy petition to protect the Company and its assets. Recently, the parties have agreed in principal to new settlement terms and a definitive agreement should be executed no later than February 28th, 2006.

In December 2005, the Company filed a litigation against CVS, Inc. The Company sold CVS in excess of $140,000 dollars of goods and received payment of approximately $26,000 during an 18 month period. CVS terminated the product in late May 2005 and claims the Company owes them $77,000.00 Management expects to recover fully in this litigation but cannot determine the possible outcome at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On June 23rd, 2005 the Company received the proxy certification from the Transfer Agent and the results were as follows:

     For:      15,695,218
     Against:     351,452
     Abstain:      10,000

The Amendment to increase the authorized shares from 50,000,000 to 250,000,000 passed by majority vote. The Company amended its certificate of incorporation.


On October 31st, 2005 the Company received the certified tally of the proxy solicitation which authorized the increase of the issued and outstanding shares from 250,000,000 to 500,000,000 million. The authorized is comprised of 495,000,000 common shares and 5,000,000 preferred shares. The vote was as follows:

     For:       2,948,347
     Against:     479,930
     Abstain:         500

The Company amended its certificate of incorporation in Nevada.



                             PART II
                             -------


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2005, there were approximately 1022 Common Stock shareholders consisting of both registered shareholders and those being held by the Deposit Trust Corporation in street name.
Of the 3,278,777 shares outstanding,616,593 were restricted and 2,662,184 were non-restricted.

As of January 15th, 2006,the latest date pre-filing of this report the Company, as a result of additional stock issuances and option exercises, has 10,206,777 shares outstanding,1,574,574 are restricted and 8,632,203 are non-restricted. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MGEN.OB". Shares first began trading on the OTC Bulletin Board in May of 2000 (prior to May, the Company's Common Stock was traded in the Pink Sheets).

The following table sets forth the high and low bid prices by month for the Company's Common Stock for fiscal years 2002 thru 2005. The following high and low bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Common Stock: Historical Price Data
-----------------------------------



  Fiscal 2002- 2005                     High        Low
  -----------                           ----        ---

October    2002                         0.09        0.07
November   2002                         0.13        0.08
December   2002 (end first quarter)     0.10        0.07
January    2003                         0.08        0.03
February*  2003                         0.825       0.03
March      2003 (end second quarter)    1.265       0.60
April      2003                         1.312       0.62
May        2003                         1.225       0.687
June       2003 (end third quarter)     1.50        0.687
July       2003                         1.312       1.25
August     2003                         1.375       1.25
September  2003 (end fourth quarter)    1.312       0.625
October    2003                         1.437       1.1875
November   2003                         2.15        1.25
December   2003 (end first quarter)     1.80        0.95
January    2004                         1.19        0.44
February*  2004                         0.90        0.40
March      2004 (end second quarter)    1.15        0.75
April      2004                         1.312       0.62
May        2004                         1.18        0.75
June       2004 (end third quarter)     1.43        0.55
July       2004                         0.535       0.34
August     2004                         0.70        0.012
September  2004                         0.224       0.065
October    2004                         0.225       0.102
November   2004                         0.168       0.115
December   2004 (end first quarter)     0.178       0.07
January    2005                         0.85        0.65
February   2005                         0.89        0.45
March      2005 (end second quarter)    0.68        0.45
April      2005                         0.118       0.50
May        2005                         0.70        0.45
June       2005 (end third quarter)     0.06        0.032
July       2005                         0.044       0.035
August     2005                         0.057       0.016
September**2005                         0.42        0.061



* In February, 2003 the company completed an 80:1 Reverse stock split and in November, 2003 the company issued a stock dividend of 4:1. As a result of those splits, the symbol was changed to MDGN.

* Starting in February 2003, this table represents the common stock taking into consideration the above two events.
** Starting in September 2005 the Company completed a 20:1 Reverse split. As a result the symbol was changed to MGEN


On September 30, 2005, the bid price of MDGN shares was $0.061 and the asked price was $0.064

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

Twelve months ended September 30, 2005
Compared with twelve months ended September 30, 2004
----------------------------------------------------

GENERAL

The Company has been headquartered at 7284 West Palmetto Park
Road, Boca Raton, Florida 33433, since December 1999.
It leases a 2200 square foot facility. The company, under special protective contracts, has elected to outsource the manufacturing of all of its products at this time.

Results of Operations
---------------------

For the twelve months ended September 30, 2005, net sales decreased 23.11% to $802,127 from $1,043,101 in the prior fiscal year.
The decrease in sales was due primarily to four factors:
(1) A multi-million dollar advertising campaign by our direct competitor Breath-Rite in all of our retail markets which led them to dominate the point of purchase sale to the consumer and
(2)The successful launch by several of our retailers of competitively priced "generic" snoring products which gave the consumers more products to choose from when making a purchase. Coupled with these factors were (3) The Company's lack of substantial advertising budget which did not allow the Company to affect the consumers purchasing decisions and led to a substantial loss of revenue until late in the year when the Company began expending significant amounts on advertising. AN additional factor was the loss of three major accounts during the last half of the fiscal year. These accounts Wal-Mart, Walgreens and CVS accounted for over 60% of the gross revenues in the prior fiscal years.


Gross profit for the twelve months ended September 30, 2005 was $472,058 versus $606,567 for the same period a year ago, a decrease of 22.18%. This decrease relates to a substantial decrease in total sales volume for the fiscal year. Gross profit margins for the years 2004 were 58.15% and 2005 were 58.85%. The increase in the gross profit margins was negligible in comparison to the prior fiscal year. The Company had lower cost of sales which is directly attributable to the loss in revenue volume over the last six months of operations in fiscal 2005.


For the twelve-month period ended September 30, 2005 operating expenses were $9,368,644 as compared to $9,664,294 a decrease of 3.1% from the prior fiscal year. The marginal decrease is due to the expensing of the costs of the litigation which amounted to $1,181,191 as compared to $1,320,000 in the prior fiscal year.
This expense resulted from the adverse judicial ruling related to the settlement of the above referenced litigation, and non-cash stock compensation of $6,551,800 in 2005 as compared to $5,496,425 in 2004. Management does not believe these types operating expenses for the next fiscal year will continue.

Excluding these expenses in fiscal 2004 the SG&A was $2,487,869 as compared to $1,635,653 in fiscal 2005. This represents an actual reduction of 34.25%. Management has continued to cut expenses in all areas of operations in an effort to conserve cash until sales volume substantially increases during fiscal 2006.

The operating loss decreased to $(8,896,586) as opposed to a loss of $(9,057,727) for the same twelve months period, in the prior year.

For the twelve-month periods interest expense increased to $253,992 from $113,597 primarily as a result of an increase in borrowings. The Company owes its lender approximately $2,450,000.00 at an 8% coupon rate as of the date of this filing. This figure is based upon the gross conversions made by the lender through the date of the filing, (approximately $200,000).

For the twelve months ended September 30, 2005, the Company reported a loss of $12,214,900 ($7.12 per share) versus a loss of $9,171,324 ($15.42 per share) for the same fiscal period, a year ago.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $1,219,999 during the twelve months ended September 30, 2005 as compared to $2,060,531 in the year earlier. This decrease is attributed principally to a combination of lower revenues which lowered cash outlays in the second half of the fiscal year and continued implementation of cost cutting methods related to overall operating expenses. The Company intends to attempt to lower monthly cash outlays in fiscal 2006 and conserve cash until additional financing is secured. The net loss for the year was $12,214,900 compared to $9,171,234 , a year ago. The loss was adjusted for non-cash stock compensation of $6,551,800, and derivative accounting requirements of $4,298,243. Both of these items are non-cash outlays and substantially affected the fiscal results for 2005.

Net cash used in investing activities was $5,092 during the twelve months ended September 30, 2005.

Net cash provided by financing activities was $1,772,317 during the twelve months ended September 30, 2005, which consisted principally of proceeds from a convertible stock offering pursuant to an SB-2 Registration Statement $(1,935,000), the payment of option exercises $(101,987) and the proceeds from related party loans ($411,000) reduced by the repayment of advances of related party loans ($586,000) and financing fess of $(89,670).

The Company launched its first advertising campaign in May -June of 2004 in order to support the sales of its products Good Night's Sleep[TM] and SNORenz[R] brand. Other advertising campaigns were launched in fiscal 2005.The Company intends to seek additional funding in 2006 through the sale of Common stock in order to launch its new UNDIET[TM] product line The Company has continued to cut costs by eliminating staff, and eliminating one-time legal and computer and Internet related costs. Since the loss of the major retail accounts the Company has revitalized its direct sales programs via its Internet site to the public consumer. The Company's volume via this medium has slowly increased and management is exploring various ways to drive the consumer to the website. The Company plans on shooting some infomercials and advertise on the web in 2006.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2006.

Going Concern

The Company's financial statements are presented on a going
Concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations including the settlement of certain litigation. For the years ended September 30, 2005 and 2004, the Company incurred net losses of $12,214,900 and $9,171,324.

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

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising and is attempting to settle certain litigation. Failure to secure such financing, to raise additional equity capital, settle the litigation and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred; the sales price to the customer is fixed or determinable, and collect ability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

Derivative instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. We have estimated the future volatility of our common stock price based the history of our stock price. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.



Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2005 audited financial statements.




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

Item 8B. Other Information

Not Applicable

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


ITEM 10.  EXECUTIVE COMPENSATION

The  following table shows  that for  the  fiscal  years  ended
September 30, 2003, September 30, 2004 and September 30, 2005 the cash and other compensation paid to each of the executive officers and directors of the Company.

                       Annual Compensation
                       -------------------


                                                               Awards      Other
Name and                                       Other         Restricted    Stock
Position Held         Year    Salary   Bonus   Compensation    Stock       Awards
-------------         ----    ------   -----   ------------  ----------    ------

Paul B. Kravitz,      2005     65,000   -0-    Options          -0-        175,000
Chairman & CEO,       2004     65,000   -0-    Options          -0-           -0-
 Director             2003     65,000   -0-    Options          -0-           -0-

Paul S. Mitchell      2005     65,000   -0-    Options          -0-        175,000
President & COO,      2004     65,000   -0-    Options          -0-           -0-
 Director             2003     65,000   -0-    Options          -0-           -0-



In August 2005 Management received 350,000 shares which were registered pursuant to an SB-2 Registration statement. The shares have a lock up until February 2006.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



------------------------------------------------------------------------------
(1)                (2)                       (3)                    (4)
------------------------------------------------------------------------------
Title of Class     Name and Address of       Amount and Nature of   Percent of
                   Beneficial Owner          Beneficial Owner       Class
------------------------------------------------------------------------------

Common Stock       Paul B. Kravitz
                   4320 NW 101 Drive
                   Coral Springs, FL 33065    213,685                6.51%
------------------------------------------------------------------------------

Common Stock       Paul S. Mitchell
                   7284 W. Palmetto Pk Rd     178,680                5.45%
                   Boca Raton, FL  33433
------------------------------------------------------------------------------

                   Directors and Executive
                   Officers as a group
                   (2 persons)                392,365               11.96%
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

Mr Kravitz and Mr. Mitchell held 82,300 shares in Di-Su Holding.
Di-Su Holding was an affiliate of the company. After the 20:1 reverse split they closed Di-SU Holding and divided the shares
(4115)to themselves. They each beneficially owned 50% of the company. During the past five years there have been no material transactions between the Company and Di-Su Holding.

Mr. Kravitz and Mr. Mitchell have signed two identical Employment contracts dated September 27, 2002. The contracts provide for a gross income of $150,000 each and participation in the Company's benefit plans and stock option plans. The contract also calls for the benefit package to continue on until Mr. Kravitz's death. The contract calls for a payment of 1.66% Bonus based upon a pre-tax income or net cash flow, whichever is greater. The terms are for five years, renewable every year and provide for termination under normal and usual conditions. These 2002 contracts were cancelled. In 2004 these officers agreed to accept annual compensation of $65,000.00.


In 2002 the Company filed a Form S-8 Registration Statement and granted Mrs. Kravitz and Mitchell 10,270,000 cashless options.In 2002, 2003 and 2004 Mr Mitchell exercised and sold 5,135,700 shares and Mr. Kravitz exercised and sold 5,100,000 shares. All of these option shares were not affected by the reverse and forward splits approved by the Company during the exercise periods. Mr Kravitz was required to pledge 35,000 of his common shares as collateral for the recent funding by NIR Group.

The Company received the exercise price from the proceeds from these sales and they were reported on Forms 4 and Forms 5 as required by the Securities Act of 1933.

In September 2004 the Company filed a Form S-8 Registration statement Covering 10,000,000 common shares at an original price of $0.75 cents. These shares were registered for employees and consultants and at present 4,410,000 shares have been issued to consultants and accounted for as non-cash compensation on the Company's financial statements.These shares are also unaffected by the reverse and forward splits that the Company has approved.


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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB will total US $30,000 (2004- $29,500)

(b) Audit-Related Fees

During fiscal 2005 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise (2004 - $nil)

(c) Tax Fees

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. In fiscal 2005 we will pay $1500 (2004- $1,500)

(d) All Other Fees

During fiscal 2005 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c) (2004 - $nil)

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



MED GEN, INC.
(Registrant)


Date: January 20, 2006



By: /s/ Paul B. Kravitz
   ------------------------
     (Signature)

Paul B. Kravitz, Chairman and CEO
----------------------------------------
(Print name and title of signing officer)

                             MED GEN, INC.
                         FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005
                            C O N T E N T S



Reports of Independent Auditors                                    F-1

Financial Statements:

Balance Sheet                                                      F-2

Statements of Operations                                           F-3

Statement of Stockholders' (Deficit)                               F-4

Statements of Cash Flows                                           F-5

Notes to Financial Statements                                    F-6-F-21

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Med Gen, Inc.

We have audited the accompanying balance sheet of Med Gen, Inc. as of September 30, 2005, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended September 30, 2004 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc. as of September 30, 2005, and results of its operations and its cash flows for the years ended September 30, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP


Denver, Colorado
January 16, 2006

                              Med Gen, Inc.
                              Balance Sheet
                            September 30, 2005

ASSETS

Current Assets
   Cash and cash equivalents                           $       760,934
    Accounts receivable, net of reserve of $10,000              43,361
    Inventory                                                  129,201
    Other current assets                                         5,700
                                                       ---------------
      Total Current Assets                                     939,196
                                                       ---------------

Property and Equipment, net                                     37,999
                                                       ---------------
Other Assets
    Deferred financing fees                                    194,670
    Deposits and other                                          52,735
                                                       ---------------

                                                       $     1,224,600
                                                       ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                    $        35,315
   Accrued expenses                                            265,080
   Accrued litigation judgment                               2,426,191
                                                       ---------------
      Total Current Liabilities                              2,726,586
                                                       ---------------
Derivitive financial instruments                               608,766
Convertible debentures                                               -

Stockholders' Equity
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                   -
   Undesignated, 3,500,000 shares authorized                         -
   Common stock, $.001 par value, 495,000,000
     shares authorized, 3,278,777 shares
     issued and outstanding                                      3,279
   Paid in capital                                          24,340,732
   Accumulated (deficit)                                   (26,419,763)
                                                       ---------------
                                                            (2,075,752)
   Receivable for common stock                                 (35,000)
                                                       ---------------
                                                            (2,110,752)
                                                       ---------------

                                                       $     1,224,600
                                                       ===============


              See accompanying notes to financial statements.

                              Med Gen, Inc.
                        Statements of Operations
              For the Years Ended September 30, 2004 and 2005


                                                               2004            2005
                                                           ------------    ------------
Net sales                                                  $  1,043,101    $    802,127

Cost of sales                                                   436,534         330,069
                                                           ------------    ------------

Gross profit                                                    606,567         472,058
                                                           ------------    ------------
Operating expenses:
  Selling, general and administrative expenses -
   non cash stock compensation - not included
   in selling, general and administrative expenses below      5,496,425       6,551,800
   Litigation                                                 1,320,000       1,181,191
  Selling, general and administrative expenses                2,847,869       1,635,653
                                                           ------------    ------------
                                                              9,664,294       9,368,644
                                                           ------------    ------------

(Loss) from operations                                       (9,057,727)     (8,896,586)
                                                           ------------    ------------
Other (income) expense:
  Derivitive instrument expense                                       -       3,064,322
  Interest expense                                              113,597         253,992
                                                           ------------    ------------
                                                                113,597       3,318,314
                                                           ------------    ------------

Net (loss)                                                 $ (9,171,324)   $(12,214,900)
                                                           ============    ============
Per share information - basic and fully diluted:

 Weighted average shares outstanding                            594,592       1,714,454
                                                           ============    ============

 Net (loss) per share                                      $     (15.42)   $      (7.12)
                                                           ============    ============

              See accompanying notes to financial statements.

                              Med Gen, Inc.
                 Statement of Stockholders' Equity (Deficit)
               For the Years Ended September 30, 2004 and 2005


                                                                             Receivable for
                                            Common Stock       Additional       Common        Accumulated
                                            ------------
                                            Shares  Amount   Paid in Capital    Stock           Deficit       Total
                                            ------  ------   ---------------   ----------       -------       -----
Balance September 30, 2003                  61,212  $    62   $  4,904,447    $  (752,225)   $ (5,033,539) $   (881,255)

Common stock issued pursuant to
 Regulation S Offerings                    588,215      588      2,126,187              -               -     2,126,775
Payment on option exercise                       -        -              -      1,059,173               -     1,059,173
Common stock issued for services            16,000       16        302,584              -               -       302,600
Stock options issued                             -        -        112,500              -               -       112,500
Exercise of stock options                  566,250      566      5,442,334     (5,442,900)              -             -
Reduction in exercise price of
 stock options                                   -        -              -      5,081,325               -     5,081,325
Conversion of notes payable                 15,101       15        399,985                                      400,000
Stock issuable pursuant to
 settlement of litigation                        -        -      1,120,000              -               -     1,120,000
Net (loss)                                       -        -              -              -      (9,171,324)   (9,171,324)
                                         ---------   ------    -----------     ----------    ------------   -----------

Balance September 30, 2004               1,246,777    1,247     14,408,037        (54,627)    (14,204,863)      149,794

Cancellation of stock issuable pursuant
 to settlement of litigation                     -        -     (1,120,000)             -               -    (1,120,000)
Conversion of convertible debentures
 including embedded derivative
 instruments                               832,000      832      4,419,735              -               -     4,420,567
Exercise of stock options                  100,000      100        199,900       (200,000)              -             -
Payments on stock options                        -        -              -        101,987               -       101,987
Adjustment of option price                       -        -              -        117,640               -       117,640
Value of options issued                          -        -        120,000              -               -       120,000
Common stock issued for services           700,000      700      6,313,460              -               -     6,314,160
Common stock issued for settlement
 of litigation and subsequently
 cancelled                                 400,000      400           (400)             -               -             -
Net (loss)                                       -        -              -              -     (12,214,900)  (12,214,900)
                                         ---------   ------    -----------     ----------    ------------   -----------

Balance September 30, 2005               3,278,777  $ 3,279   $ 24,340,732    $   (35,000)   $(26,419,763) $ (2,110,752)
                                         =========  =======   ============    ===========    ============  ============

              See accompanying notes to financial statements.

                               Med Gen, Inc.
                         Statements of Cash Flows
               For the Years Ended September 30, 2004 and 2005

                                                           2004             2005
                                                      -------------    --------------
Cash flows from operating activities:
Net (loss)                                            $  (9,171,324)   $  (12,214,900)
  Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
  Depreciation and amortization                              30,709            24,518
  Derivatives                                                     -         4,298,243
  Common shares and options issued for services           5,496,425         6,551,800
  Common stock subscriptions for settlement
     of litigation 1,120,000 -
Changes in assets and liabilities:
  Decrease in accounts receivable                           323,042           135,029
  (Increase) decrease in inventory                           97,817            (8,332)
  Decrease in other current assets                           15,700                 -
  (Increase) decrease in deposits and
     other assets                                            90,297           (18,963)
  (Decrease) in accounts payable                           (263,197)          (49,755)
  Derivative classification of convertible
     debentures                                                   -        (1,308,910)
  Increase in accrued litigation                                  -         1,306,191
  Increase in accrued expenses                              200,000            65,080
                                                      -------------    --------------
Net cash (used in) operating activities                  (2,060,531)       (1,219,999)
                                                      -------------    --------------
Cash flows from investing activities:
  Acquisition of property and equipment                           -            (5,092)
                                                      -------------    --------------
Net cash (used in) investing activities                           -            (5,092)
                                                      -------------    --------------
Cash flows from financing activities:
  Proceeds from advances and notes payable -
     related parties                                        340,200           411,000
  Repayment of advances notes payable -
     related parties                                     (1,312,700)         (586,000)
  Proceeds from convertible debentures                            -         1,935,000
  Financing fees                                                  -           (89,670)
  Repayment of convertible debentures                       (30,000)                -
  Proceeds from option exercises -
     related parties                                      1,059,173           101,987
       Proceeds from stock issuances                      2,126,775                 -
                                                      -------------    --------------
Net cash provided by financing activities                 2,183,448         1,772,317
                                                      -------------    --------------

Net increase in cash                                        122,917           547,226

Beginning - cash balance                                     90,791           213,708
                                                      -------------    --------------

Ending - cash balance                                 $     213,708    $      760,934
                                                      =============    ==============
Supplemental cash flow information:
  Cash paid for income taxes                          $           -    $            -
                                                      =============    ==============
  Cash paid for interest                              $     113,597    $       52,267
                                                      =============    ==============
Non cash investing and financing activities:
  Common shares issued for receivable                 $   5,442,900    $            -
                                                      =============    ==============
  Conversion of notes payable to common stock         $     400,000    $      122,324
                                                      =============    ==============
  Reclassification of paid in capital to accrued
     litigation                                       $           -    $    1,120,000
                                                      =============    ==============

              See accompanying notes to financial statements.

                             Med Gen, Inc.
                    Notes to Financial Statements
                         September 30, 2005


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Med Gen, Inc. the (Company) was incorporated October 22, 1996, under the laws of the State of Nevada and began operations in the State of Florida on November 12, 1996. The Company currently markets an all natural product, SNORENZ, which is designed to aid in the prevention of snoring. The Company also plans to offer additional products dealing with alternative nutritionals as well as other health related items.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2005, the Company's cash on deposit at 3 financial institutions exceeded the federally insured limits by $460,934.

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at September 30, 2005, consisted of finished goods and packaging materials.

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

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


Depreciation and Amortization

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

                 Furniture and fixtures           7 years
                 Office and computer equipment    5 years
                 Computer software                3 years
                 Leasehold improvements           5 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

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

In addition, the determination and valuation of derivative financial instruments is a significant estimate.

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $958,259 and $406,168 for the years ended September 30, 2004, and 2005. Advertising costs include agreed upon amounts withheld from payments on accounts receivable by certain customers for advertising done by the specific customer.

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

Derivative financial instruments

The   Company  does  not  use  derivative  instruments  to  hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. If the convertible debt or equity instruments are not considered to be "conventional", then the existence of the potential cash penalties under the related registration rights agreement requires that the embedded conversion option be accounted for as a derivative instrument liability. Similarly, the potential cash penalties under the related registration rights agreement may require us to account for the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments.

If freestanding options or warrants were issued in connection with the issuance of convertible debt or equity instruments and will be accounted for as derivative instrument liabilities (rather than as equity), the total proceeds received are first allocated to the fair value of those freestanding instruments. If the freestanding options or warrants are to be accounted for as equity instruments, the proceeds are allocated between the convertible instrument and those derivative equity instruments, based on their relative fair values. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

To the extent that the fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognized as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Deferred Financing Fees

The   Company  amortizes  fees  associated  with  obtaining  debt instruments over the term of the related debt using the effective interest method. Deferred financing fees aggregated $194,670 at September 30, 2005.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


beginning  with its fiscal year ending September  30,  2007.  The
Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

 In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

NOTE 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations including the settlement of certain litigation as discussed in
Note 9. For the years ended September 30, 2004 and 2005, the Company incurred net losses of $9,171,324 and $12,214,900 and has working capital and stockholders' deficits of $1,787,390 and $2,110,752 at September 30, 2005.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity, settle litigation and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising and to settle the litigation discussed in Note 9. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005, consisted of the following:

     Furniture and office equipment             $  70,506
     Computer equipment and  software              80,339
     Leasehold improvements                         7,657
                                                ---------
                                                  158,502
     Accumulated depreciation and amortization   (120,503)
                                                ---------
                                                $  37,999
                                                =========

Depreciation  and  amortization  expense  for  the  years   ended
September 30, 2004, and 2005 was $30,709 and $24,518.

NOTE 4. NOTES AND ADVANCES PAYABLE - RELATED PARTIES

Through September 2003 the Company had borrowed an aggregate of $875,000 from an affiliated entity. During 2004 and 2005, the Company borrowed an additional $225,000 and $286,000 from this affiliated entity. The note bears interest at 8% per annum, requires monthly interest payments and is due on demand. The Company paid interest aggregating $102,005 and $10,124 during 2004 and 2005, related to this note. Substantially all of the Company's assets secured this loan. Through September 30, 2005, the Company repaid the entire balance of $1,386,000.

Through September 2003 the Company had borrowed an aggregate of $205,000 from an officer. During 2004 and 2005, the Company borrowed an additional $100,000 and $125,000 from this officer. The loans were due on demand and accrued interest at 10% per annum. Through September 30, 2005, the loans were repaid. The Company paid interest aggregating $11,592 and $0 during 2004 and 2005, related to these advances.

During  2003  an officer advanced $70,000 to the Company.  During
2004  this  officer  and another officer advanced  an  additional
$15,200. These advances were repaid $2,500 during 2003 and $82,700 during 2004.

NOTE 5. CONVERTIBLE DEBENTURES

Convertible debentures, as of September 30, 2003, aggregated $30,000 maturing on July 31, 2004 and providing for 8% annual interest. Each $1,000 face value debenture is convertible into 100 shares of common stock. Additionally, each $1,000 face value debenture includes 50 warrants, which were convertible into 50 shares of common stock at $125 per share. The warrants were non-detachable and expired on July 31, 2004. During the year ended September 30, 2004, the Company repaid this $30,000 debenture.

During February through April 2002 the Company issued $400,000 of
8% cumulative convertible debentures due in May 2004 for cash aggregating $400,000. The debentures were convertible into common shares of the Company as follows:

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


   At any time after the Company's common stock price exceeds  $3 per share for a period of ten consecutive trading days the holder may convert 50% of the value of the debenture into common stock at the rate of $40 per common share (election to convert).

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

Notwithstanding the above, on the 25th monthly anniversary of the date of the investments the debentures automatically convert into common stock as follows:

   50% of the value of the debentures converts into common stock at the rate of $40 per common share and the remaining 50% of the value of the debentures converts into the number of common shares determined by dividing the balance of the value of the debentures by the common stock price at the 25th monthly anniversary.

The shares of common stock to be issued upon conversion are subject to certain registration rights.

During the year ended September 30, 2004, these debentures were converted into an aggregate of 15,101 shares of common stock. The conversions were made based on the fair market value of the Company's common stock on the conversion date.

NOTE   6.  CALLABLE  SECURED  CONVERTIBLE  NOTES  AND  DERIVATIVE
INSTRUMENT LIABILITIES

On March 30, 2005, the Company entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of up to (i) $1,540,000 in Callable Secured Convertible Notes (the "Convertible Notes") and (ii) warrants to purchase up to 1,540,000 shares of its common stock (the "Warrants"). The Convertible Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $0.09 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.085 per share. The full principal amount of the Notes is due upon the occurrence of an event of default.

The Convertible Notes and the Warrants were issued in three tranches, on March 30, 2005 ($740,000 of Convertible Notes and 740,000 Warrants), on May 25, 2005 ($700,000 of Convertible Notes and 700,000 Warrants), and on August 23, 2005 ($100,000 of
Convertible Notes and 100,000 Warrants).

On August 31, 2005, the Company sold an additional $500,000 of Convertible Notes and 500,000 Warrants to the same four investors. The terms of these Convertible Notes and Warrants are the same as those previously issued, except that the exercise price of the Warrants is $0.09 per share.

The conversion price of the Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the initial fixed conversion or exercise price, with the exception of any shares of common stock issued in connection with the Convertible Notes. The conversion price of the Convertible Notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


otherwise result in dilution of the Note Holders' position. The Note Holders have contractually agreed to restrict their ability to convert their Convertible Notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Note Holders and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company's assets. The Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 25% to 50% of the principal amount, depending on the timing of such prepayment.

Pursuant to the terms of a Registration Rights Agreement entered into with the Note Holders, the Company is obligated to register for resale, within a defined time period, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes. The terms of the Registration Rights Agreement provide that, in the event that the registration statement does not become effective within 105 days of the issuance of the Warrants or Convertible Notes, the Company is required to pay to the Note Holders as liquidated damages, an amount equal to 2% per month of the principal amount of the Convertible Notes. This amount may be paid in cash or, at the Holder's option, in shares of common stock priced at the conversion price then in effect on the date of the payment.

Because the Warrants are subject to a Registration Rights Agreement with the Note Holders, they have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly the fair value of the warrants, amounting to an aggregate of $1,548,800, was recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the date the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 50% and the five year life of the Warrants.

The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company re-measured the fair value of the Warrants at September 30, 2005 using the Black-Scholes valuation model based on the market price of the common stock on that date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining term of the Warrants, expected volatility of 50% and an expected life equal to the remaining term of the Warrants. This resulted in a fair market value for the warrants of $40,800 at September 30, 2005. Upon the Company meeting its obligation to register the securities, the fair value of the Warrants on that date will be reclassified to equity.

Because the conversion price of the Convertible Notes is not fixed, the Convertible Notes are not "conventional convertible debt" as that term is used in EITF 00-19. Accordingly, because the shares underlying the conversion of the Convertible Notes are subject to the Registration Rights Agreement with the Holders, the Company is required to bifurcate and account separately for the embedded conversion options, together with any other derivative instruments embedded in the Convertible Notes.

The conversion option related to each Convertible Note, together with the embedded call options represented by the Note Holders' right to receive interest payments and any registration rights penalties in common stock, were treated, for each Convertible Note, as a single compound derivative instrument, and were bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Black-Scholes valuation model, were recorded at their initial fair value of an

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


aggregate of $20,969,788. Because the initial fair values of these embedded derivative instruments, together with the fair values of the Warrants that were also accounted for as derivative instrument liabilities and recorded at their fair values, exceeded the proceeds received (the face amount of the Convertible Notes), the difference was recorded as an immediate charge to income.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method.

A summary of the Callable Secured Convertible Notes and derivative instrument liabilities at September 30, 2005, is as follows:

Callable Secured Convertible Notes; 8% per annum; due
   March 30, 2008                                             $740,000
Less: face amount of Notes converted                          (122,324)
                                                           -----------
                                                               617,676
Less: unamortized discount related to warrants and
   bifurcated embedded derivative instruments                 (617,676)
                                                           -----------
                                                           $         -
                                                           -----------
Callable Secured Convertible Notes; 8% per annum;
   due May 25, 2008                                        $   700,000
Less: unamortized discount related to warrants and
   bifurcated embedded derivative instruments                 (700,000)
                                                           -----------
                                                           $         -
                                                           -----------
Callable Secured Convertible Notes; 8% per annum;
   due August 23, 2008                                     $   100,000
Less: unamortized discount related to warrants and
   bifurcated embedded derivative instruments                 (100,000)
                                                           -----------
                                                           $         -
                                                           -----------
Callable Secured Convertible Notes; 8% per annum;
   due August 31, 2008                                     $   500,000
Less: unamortized discount related to warrants and
   bifurcated embedded derivative instruments                 (500,000)
                                                           -----------
                                                           $         -
                                                           -----------
Total carrying value at September 30, 2005                 $         -
                                                           ===========

Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the Warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at September 30, 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or Warrants.

At  September  30,  2005,  the following  derivative  liabilities
related   to   common  stock  Warrants  and  embedded  derivative
instruments were outstanding:

                                            Exercise                  Value -
                                            Price Per  Value-Issue  September 30,
Issue Date   Expiry Date                     Share        Date          2005
_________________________________________________________________________________
03-30-2005   03-30-2010   740,000 warrants   $0.085     $673,400     $14,800

05-25-2005   05-25-2010   700,000 warrants    0.085      693,000      14,000

08-23-2005   08-23-2005   100,000 warrants    0.085       31,000       2,000

08-26-2005   08-26-2005   500,000 warrants    0.090      145,000      10,000
                                                                   _________
Fair value of freestanding derivative
instrument liabilities for warrants                                  $40,800
                                                                   _________


                                                                    Value -
                                                     Value-Issue  September 30,
Issue Date   Expiry Date                                 Date          2005
_________________________________________________________________________________

03-30-2005   03-30-2008   $617,676 convertible notes    $9,176,010   $177,966

05-25-2005   05-25-2008   $700,000 convertible notes     9,451,556    210,000

08-23-2005   08-23-2008   $100,000 convertible notes       413,333     30,000

08-26-2005   08-26-2005   $500,000 convertible notes     1,928,889    150,000
                                                                    _________
Fair value of bifurcated embedded derivative instrument
  liabilities associated with the above convertible notes            $567,966
                                                                    _________
Total derivative financial instruments                               $608,766
                                                                    =========

NOTE 7. INCOME TAXES

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

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate	  34 %
         Effect of operating losses	 (34)%
                                        ----
                                           -
                                        ====

As of September 30, 2005, the Company has a net operating loss carryforward of approximately $8,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2025. The deferred tax asset of approximately $2,700,000 relating to the operating loss carryforward has been fully reserved at September 30, 2005. The increase in the valuation allowance related to the deferred tax asset was $400,000 during 2005. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation and derivative instrument expense being charged to operations for financial reporting purposes.

NOTE 8. STOCKHOLDERS' (DEFICIT)

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

During June 2005 the Company amended its Articles of Incorporation to authorize 5,000,000 shares of preferred stock $.001 par value and 245,000,000 shares of common stock $.001 par value. In October 2005 the Company amended its Articles of Incorporation to authorize 5,000,000 shares of preferred stock $.001 par value and 495,000,000 shares of common stock $.001 par value.

During September 2005 the Company affected a one for twenty reverse stock split and during November 2003 the Company affected a four to one forward stock split. All share and per share amounts have been restated to give effect to these splits.

Common stock

From February through July 2004 the Company issued 588,215 shares of common stock for cash aggregating $2,126,775 pursuant to Regulation S offerings.

During  the  year  ended September 30, 2004  the  Company  issued
16,000  shares  of common stock for services valued  at  $302,600 which represents the fair market value of the shares issued.

During the year ended September 30, 2004 officers of the Company exercised 566,250 options and received 566,250 shares of common stock. The aggregate value for the shares of $5,442,900 is due

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


from these officers at such time as they sell the shares and has been recorded as a receivable for common stock.

The Company received an aggregate of $1,059,173 as payment for shares issued to officers pursuant to option exercises during the years ended September 30, 2004 and 2003, and reduced the amount receivable related to 227,613 shares held by officers received pursuant to option exercises to $.24 per share which represented the fair market value of the shares on the date of the reduction. The Company recorded $5,081,325 in compensation expense related to this reduction. The aggregate receivable for shares issued to officers was $54,627 at September 30, 2004. During the year ended September 30, 2005, the Company issued 100,000 options to an officer exercisable at $2.00 per share. In addition, during the year ended September 30, 2005, this officer paid an aggregate of $101,987 towards the exercise price of the options and the options were repriced which resulted in a charge to operations of $117,640 during the year. The balance due from this officer was $35,000 at September 30, 2005.

From  November  2003 through May 2004 the Company  issued  15,101 shares  of common stock for the conversion of $400,000  of  debt.
The debt was converted at the fair market value of the shares issued on the conversion date (see Note 5).

At September 30, 2004, the Company recorded an aggregate of $1,120,000 related to shares issuable pursuant to the settlement of a lawsuit with Global. During the year ended September 30, 2005, the settlement agreement was set aside by the court and the $1,120,000 was reclassified to a liability.

During October 2004 the Company issued 100,000 shares of common stock to an officer pursuant to the exercise of options granted in October 2004 at $2.00 per share.

During the year ended September 30, 2005, the Company issued an aggregate of 700,000 shares of it's common stock for services with a fair value of $6,314,160 which has been charged to operations during the year. Of these shares 690,000 shares with a fair value of $6,203,600 were issued to officers, directors or affiliates.

During the year ended September 30, 2005, the holder of the debentures discussed in Note 6 converted $122,324 of debt into 832,000 shares of the Company's common stock.


Stock-based Compensation

During the year ended September 30, 2004, the Company issued options to purchase shares of common stock to certain non-employees and recorded $112,500 in compensation expense related to these issuances. During the year ended September 30, 2005, the Company issued options to purchase shares of common stock to certain officers. Compensation costs charged to operations aggregated $120,000 for the year ended September 30, 2005.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS
123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended September 30, 2005: expected life of options of 5 years, expected volatility of 200%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended September 30, 2005, approximated $2.00 per option. These results may not be representative of those to be expected in future years.

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:

                                           2004               2005
                                           ----                ----
Net (loss)
        As reported                      $(9,171,324)      $(12,214,900)
        Proforma                         $(9,171,324)      $(12,294,900)
Basic and diluted (loss) per share
        As reported                      $(15.42)          $(7.12)
        Proforma                         $(15.42)          $(7.17)


A summary of stock option activity is as follows:


                                              Weighted   Weighted
                                     Number   average     average
                                       of     exercise     fair
                                     shares    price       value
                                     ------    -----       -----
	Balance at
          September 30, 2003       573,980
        Granted                     38,980     $26.60      $26.60
        Exercised/Forfeited       (566,250)    $9.60       $9.60
                                  --------
	Balance at
          September 30, 2004        46,710
        Granted                    100,000     $2.00       $2.00
        Exercised/Forfeited       (137,513)    $0.44       $0.44
                                 ---------
	Balance at
          September 30, 2005         9,197     $24.50      $24.50
                                 =========

The following table summarizes information about fixed-price stock options at September 30, 2005:


                                        Outstanding        Exercisable
              Weighted      Weighted     Weighted-
               Average      Average      Average
 Exercise       Number    Contractual    Exercise     Number       Exercise
  Prices     Outstanding     Life          Price    Exercisable      Price
  ------     -----------     ----          -----    -----------      -----
  $1.01        1,597        1.0 years     $20.20       1,597       $20.20
  $1.25        5.000        3.0 years     $25.00     100,000       $25.00
  $1.31        2,600        3.0 years     $26.20       2,600       $26.20
             -------                                 -------
               9,197                                   9,197
             =======                                 =======

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under operating leases for gross monthly rent, including common area maintenance, of approximately $6,200. The office lease provides for no annual cost of living adjustments in the base rent and the warehouse leases provide for fixed annual increases in the base rent.

Future  minimum lease payments under all non-cancelable operating

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005


leases for years ending subsequent to September 30, 2005 are as follows:

          2006     $    74,400
          2007          74,400
          2008          74,400
          2009          18,600
                   -----------
                   $   241,800
                   ===========

Rent expense for the years ended September 30, 2004 and 2005 was $159,086 and $75,910.

Litigation

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

The Company would make cash payments to Global aggregating $200,000 through March 1, 2005, and would issue to Global an aggregate of 8,000,000 shares of common stock. The shares to be issued were valued at their fair market value of $1,120,000. The Company has recorded an accrual of $200,000 for the cash payments due and a stock subscription of $1,120,000 for the common shares issuable at September 30, 2004, and charged $1,320,000 to operations for the settlement during the year ended September 30, 2004. The Company has agreed to file a registration statement covering an aggregate of 10,200,000 shares of common stock on or before January 15, 2005, and should it not due so an additional 500,000 shares of common stock would be due to Global. Global will be required to execute proxies giving the voting rights of the shares issuable to an officer of the Company.

A dispute between the parties arose and the settlement agreement was set aside by the Court and no new settlement agreement has yet been reached. Through September 30, 2005, the Company made payments to Global aggregating $75,000. At September 30, 2005, the Company has recorded an accrual amounting $2,426,191 (the original judgment of $2,501,191 less the payments made of $75,000) plus post judgment interest at 7% of $169,800. During the year ended September 30, 2005, the Company has charged $1,181,191 to operations for the difference between the settlement recorded during 2004 and the total judgment awarded. The Company is currently attempting to negotiate a new settlement agreement with Global. In addition, the Company issued 400,000 shares of its common stock which were held by the Company pending issuance to Global. These shares were cancelled when the settlement was set aside.

In December 2005, the Company filed litigation against CVS, Inc. The Company sold CVS in excess of $140,000 dollars of goods and received payment of approximately $26,000 during an 18 month period. CVS terminated the product in late May 2005 and claims the Company owes them $77,000. Management cannot determine the outcome of this litigation at this time.

NOTE 10. CONCENTRATIONS

During years ended September 30, 2004 and 2003, the Company derived substantially all of its revenue from the sale of one product, SNORENZ. Credit is granted to their customers in the

                             Med Gen, Inc.
                      Notes to Financial Statements
                         September 30, 2005



normal course of business. The Company has an exclusive contract with a single manufacturing company to produce SNORENZ.

The Company's product SNORENZ will no longer be carried by WalMart. The decision was made by Walmart because of declining sales in the overall category and declining sales by its largest competitor. WalMart sales were $344,218 in 2004 and $323,474 in 2005. They represented 38% and 40% of the annual volume of sales.

In August 2005 the Company was notified by Walgreen's that Snorenz would no longer be carried by the chain. Sales at Walgreens were $142,022 in 2004 and $91,715 in 2005. They represented 16% and 11% of the annual sales volume.

NOTE 11. RELATED PARTY TRANSACTIONS

During the years ended September 30, 2004 and 2005, the Company paid consulting fees to the affiliated entity discussed in Note 4 aggregating $480,373 and $35,000.

NOTE 12. SUBSEQUENT EVENTS

From October 1, 2005 through January 18, 2006, the holders of the Callable Secured Convertible Notes advanced an additional $600,000 to the Company and converted an aggregate of $77,728 of debt into 6,337,950 shares of the Company's common stock. Through January 18, 2006, the holders of the Callable Secured Convertible Notes converted an aggregate of $200,052 into 7,169,950 shares of common stock which represents approximately 68% of the issued and outstanding shares. In addition, the Company issued 690,000 shares of common stock to an affiliate for services.