Form 10QSB
period 2005-12-31
MED GEN INC
filed 2006-02-09
CIK 1045707

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB
(Mark One)

  [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2005
                                      or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT for the transition period from ________________ to ______________

                       Commission file number  000-29171

                                 MED GEN, INC.
        -----------------------------------------------------------------
           [Exact name of registrant as specified in its charter]

        Nevada                                      65-0703559
------------------------                  -------------------------
(State of incorporation)                         (IRS Employer
                                              Identification No.)


      7284 W. Palmetto Park Road, Suite 207, Boca Raton, FL   33433
      -------------------------------------------------------------
             (Address of principal executive offices)

                              (561) 750-1100
                        -------------------------
                       (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]           No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2). Yes [ ] No [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x ]


As of December 31, 2005, 8,706,727 shares of common stock, .001 par value per share, were outstanding.

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements
          Balance Sheet - December 31, 2005 (Unaudited)
          Statements of Operations - Three months ended December 31, 2005 and 2004 (Unaudited).

          Statements of Cash Flows - Three months ended December 31, 2005 and 2004 (Unaudited).

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

Financial Statements

                            Med Gen, Inc.
                           Balance Sheet
                         December 31, 2005
                            (Unaudited)


   ASSETS

Current Assets
Cash and cash equivalents                               $       581,632
    Accounts receivable, net                                     92,722
    Inventory                                                   135,943
    Other current assets                                          5,700
                                                        ---------------
      Total Current Assets                                      815,997
                                                        ---------------

Property and Equipment, net                                      41,687
Other Assets                                            ---------------

    Deferred financing fees                                     186,420
    Deposits and other                                           50,356
                                                        ---------------

                                                        $     1,094,460
                                                        ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable                                     $         5,479
   Accrued expenses                                             455,055
   Accrued litigation judgment                                2,426,191
                                                        ---------------
      Total Current Liabilities                               2,886,725
                                                        ---------------

Derivative financial instruments                                766,044
                                                        ---------------
Convertible debentures                                          182,705
                                                        ---------------

Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                    -
   Undesignated, 3,500,000 shares authorized                          -
   Common stock, $.001 par value, 495,000,000 shares
      authorized, 8,706,727 shares issued and outstanding         8,707
   Paid in capital                                           24,484,941
   Accumulated (deficit)                                    (27,199,662)
                                                        ---------------
                                                             (2,706,014)
   Receivable for common stock                                  (35,000)
                                                        ---------------
                                                             (2,741,014)
                                                        ---------------

                                                        $     1,094,460
                                                        ===============


          See accompanying notes to the financial statements.

                              Med Gen, Inc.
                       Statements of Operations
          For the Three Months Ended December 31, 2005 and 2004
                              (Unaudited)


                                                          2005        2004
                                                      -----------  ----------


Net sales                                             $   100,148  $  282,173

Cost of sales                                              28,150      99,640
                                                      -----------  ----------

Gross profit                                               71,998     182,533
                                                      -----------  ----------
Operating expenses:
  Selling, general and administrative
    expenses - non cash stock compensation
    - not included in selling, general and
    administrative expenses below                          55,700     120,000
  Selling, general and administrative expenses            705,222     317,677
                                                      -----------  ----------
                                                          760,922     437,677
                                                      -----------  ----------

(Loss) from operations                                   (688,924)   (255,144)

Other (income) expense:
  Derivative instrument income                            (49,717)          -
  Interest income                                          (3,888)          -
  Interest expense                                        144,580       4,254
                                                      -----------  ----------
                                                           90,975       4,254
                                                      -----------  ----------

Net (loss)                                            $  (779,899) $ (259,398)
                                                      ===========  ==========

Per share information - basic and fully diluted:

   Weighted average shares outstanding                  6,739,173   1,346,822

   Net (loss) per share                               $     (0.12) $    (0.19)
                                                      ===========  ==========


          See accompanying notes to the financial statements.

                               Med Gen, Inc.
                        Statements of Cash Flows
         For the Three Months Ended December 31, 2005 and 2004
                             (Unaudited)

                                                               2005          2004
                                                           -----------   -----------

Cash flows from operating activities:
Net cash (used in) operating activities                    $  (745,128)  $  (400,741)
                                                           -----------   -----------
Cash flows from investing activities:
  Acquisition of property and equipment                         (9,174)            -
                                                           -----------   -----------
Net cash (used in) investing activities                         (9,174)            -
                                                           -----------   -----------
Cash flows from financing activities:
  Proceeds from advances and notes payable
    - related parties                                                -       156,000
  Proceeds from convertible debentures                         575,000             -
  Proceeds from option exercises - related parties                   -        51,227
                                                           -----------   -----------
Net cash provided by financing activities                      575,000       207,227
                                                           -----------   -----------

Net (decrease) in cash                                        (179,302)     (193,514)

Beginning - cash balance                                       760,934       213,708
                                                           -----------   -----------

Ending - cash balance                                      $   581,632   $    20,194
                                                           ===========   ===========

          See accompanying notes to the financial statements.

                          MED GEN, INC.
                   NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005
                           (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2005, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(4)  Income Taxes

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

The  Company's  deferred  tax  asset of  approximately
$3,000,000 resulting   from  net  operating  loss  carryforwards
aggregating approximately $8,700,000 is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation being charged to operations for financial reporting purposes.

(5)  Stockholders' (Deficit)

During the period from October through December 2005 the Company issued an aggregate of 1,290,000 shares of common stock for services rendered. The shares were valued at their fair market value of $55,700 which was charged to operations during the period.

During the period from October through December 2005 the Company issued an aggregate of 4,537,950 shares of common stock for the conversion $68,372 of the notes described on Note 7.

During December 2005 the Company cancelled an aggregate of 400,000 shares of common stock which it held for issuance to settle the litigation described in Note 6.

Stock-based Compensation

The Company did not issue options during the period ended
December 31, 2005.

A summary of stock option activity is as follows:

                                          Weighted  Weighted
                                Number    average   average
                                 of       exercise   fair
                               shares      price     value
                               ------      -----     -----
  Balance at
    September  30,  2005        9,197     $24.50     $24.50
       Granted                      -
       Exercised/Forfeited          -
                             --------

  Balance at
    December 31, 2005           9,197     $24.50     $24.50
                             ========

The following table summarizes information about fixed-price stock options at December 31, 2005:

                              Outstanding                   Exercisable
                              -----------                   -----------
                   Weighted    Weighted     Weighted-
                    Average     Average     Average
     Exercise       Number     Contractual  Exercise     Number     Exercise
      Prices      Outstanding    Life        Price    Exercisable    Price
      ------      -----------    ----        ------   ------------  --------
      $1.01             1,597     1.0 years  $20.20        1,597     $20.20
      $1.25             5,000     3.0 years  $25.00      100,000     $25.00
      $1.31             2,600     3.0 years  $26.20        2,600     $26.20
                  -----------                         -----------
                        9,197                              9,197
                  ===========                         ===========


(6)  Commitments, Concentrations and Contingencies

During  the  period ended December 31, 2005, the  Company derived
22%,  22%  and  15%  of its total sales from three  customers.
At December 31, 2005, $29,658 is due from these customers.

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

The Company would make cash payments to Global aggregating $200,000 through March 1, 2005, and would issue to Global an aggregate of 400,000 shares of common stock. The shares to be issued were valued at their fair market value of $1,120,000. The Company has recorded an accrual of $200,000 for the cash payments due and a stock subscription of $1,120,000 for the common shares issuable at September 30, 2004, and charged $1,320,000 to operations for the settlement during the year ended September 30, 2004. The Company has agreed to file a registration statement covering an aggregate of 510,000 shares of common stock on or before January 15, 2005, and should it not due so an additional 25,000 shares of common stock would be due to Global. Global will be required to execute proxies giving the voting rights of the shares issuable to an officer of the Company.

A dispute between the parties arose and the settlement agreement was set aside by the Court and no new settlement agreement has yet been reached. Through September 30,2005, the Company made payments to Global aggregating $75,000. At September 30, 2005, the Company has recorded an accrual amounting $2,426,191 (the original judgment of $2,501,191 less the payments made of $75,000) plus post judgment interest at 7% of $169,800. During the year ended September 30, 2005, the Company charged $1,181,191 to operations for the difference between the settlement recorded during 2004 and the total judgment awarded. The Company is currently attempting to negotiate a new settlement agreement with Global. In addition, the Company issued 400,000 shares of its common stock which were held by the Company pending issuance to Global. These shares were cancelled when the settlement was set aside.

During the period ended December 31, 2005, the Company recorded an additional $43,770 of post judgment interest.

In  December 2005, the Company filed litigation against CVS,
Inc. The Company sold CVS in excess of $140,000 dollars of goods and received payment of approximately $26,000 during an 18 month period. CVS terminated the product in late May 2005 and claims the Company owes them $77,000. Management cannot determine the outcome of this litigation at this time.

During the periods covered by these financial statements the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company's financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S8 and Regulation S in regard to these issuances, however if it were determined that the Company did not comply with these provisions this could have a material impact on the Company's financial position and results of operations.

(7) CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT LIABILITIES

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

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

The  classification of derivative instruments,  including
whether such  instruments should be recorded as liabilities or as
equity, is   re-assessed  periodically,  including  at  the  end
of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

On October 31, 2005, the Company sold an additional $600,000 of Convertible Notes and 600,000 Warrants to the same four investors. The terms of these Convertible Notes and Warrants are the same as those previously issued, except that the exercise price of the Warrants is $0.09 per share.

The conversion price of the Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the initial fixed conversion or exercise price, with the exception of any shares of common stock issued in connection with the Convertible Notes. The conversion price of the Convertible Notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position. The Note Holders have contractually agreed to restrict their ability to convert their Convertible Notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Note Holders and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company's assets. The Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 25% to 50% of the principal amount, depending on the timing of such prepayment.

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

Because  the  Warrants  are  subject  to  a  Registration
Rights Agreement with the Note Holders, they have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly the fair value of the warrants, amounting to an aggregate of $1,548,400, was recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the date the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 50% and the five year life of the Warrants.

The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company re-measured the fair value of the Warrants at December 31, 2005 using the BlackScholes valuation model based on the market price of the common stock on that date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining term of the Warrants, expected volatility of 50% and an expected life equal to the remaining term of the Warrants. This resulted in a fair market value for
the warrants of $2,479 at December 31, 2005.   Upon  the Company
meeting its obligation to register the securities, the fair value of the Warrants on that date will be reclassified to equity.

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

The conversion option related to each Convertible Note, together with the embedded call options represented by the Note Holders' right to receive interest payments and any registration rights penalties in common stock, were treated, for each Convertible Note, as a single compound derivative instrument, and were bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Black-Scholes valuation model, were recorded at their initial fair value of an aggregate of $21,341,778. Because the initial fair values of these embedded derivative instruments, together with the fair values of the Warrants that were also accounted for as derivative instrument liabilities and recorded at their fair values, exceeded the proceeds received (the face amount of the Convertible Notes), the difference was recorded as an immediate charge to income.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method.

A summary of the Callable Secured Convertible Notes and derivative instrument liabilities at December 31, 2005, is as follows:

Callable Secured Convertible Notes; 8% per             $740,000
annum; due March 30, 2008
Less: face amount of Notes converted                   (190,696)
                                                       --------
                                                        549,304
Less: unamortized discount related to warrants         (366,599)
and bifurcated embedded derivative instruments         --------
                                                       $182,705
                                                       --------


Callable Secured Convertible Notes; 8% per             $700,000
annum; due May 25, 2008                                --------
Less: unamortized discount related to warrants         (700,000)
and bifurcated embedded derivative instruments         --------
                                                       $      -
                                                       --------

Callable Secured Convertible Notes; 8% per             $100,000
annum; due August 23, 2008
Less: unamortized discount related to warrants         (100,000)
and bifurcated embedded derivative instruments         --------
                                                       $      -
                                                       --------

Callable Secured Convertible Notes; 8% per             $500,000
annum; due August 31, 2008                             --------
Less: unamortized discount related to warrants         (500,000)
and bifurcated embedded derivative instruments         --------
                                                       $      -
                                                       --------

Callable Secured Convertible Notes; 8% per             $600,000
annum; due October 31, 2008                            --------
Less: unamortized discount related to warrants         (600,000)
and bifurcated embedded derivative instruments         --------
                                                       $      -
                                                       ========
Total carrying value at December 31, 2005              $182,705
                                                       ========

Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the Warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at December 31, 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants
or  repayment  date  of   the Convertible  Notes.  All warrants
and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or Warrants.

At December 31, 2005, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:


                                         Exercise                  Value
                                         Price Per Value - Issue December 31,
Issue Date  Expiry Date                   Share         Date        2005
-----------------------------------------------------------------------------
03-30-2005  03-30-2010  740,000 warrants  $0.085     $673,400  $     651

05-25-2005  05-25-2010  700,000 warrants   0.085      693,000        672

08-23-2005  08-23-2010  100,000 warrants   0.085       31,000         99

08-26-2005  08-26-2010  500,000 warrants   0.090      145,000        505

10-31-2005  10-31-2010  600,000 warrants   0.090        6,000        552
                                                               ---------
Fair value of freestanding derivative instrument
  liabilities for warrants                                     $   2,479
                                                               ---------


                                                                     Value
                                                    Value - Issue December 31,
Issue Date  Expiry Date                                 Date        2005
-----------------------------------------------------------------------------

03-30-2005  03-30-2008 $617,676 convertible notes    $9,176,010   $178,006

05-25-2005  05-25-2008 $700,000 convertible notes     9,451,556    210,000

08-23-2005  08-23-2008 $100,000 convertible notes       413,333     30,000

08-26-2005  08-26-2008 $500,000 convertible notes     1,928,889    150,000

10-31-2005  10-31-2008 $500,000 convertible notes       372,000    195,559
                                                                 ---------
Fair value of bifurcated embedded derivative
  instrument liabilities associated with the
  above convertible notes                                        $ 763,565
                                                                 ---------

Total derivative financial instruments                           $ 766,044
                                                                 =========

(8)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course
of business.  The Company   has  experienced  a  significant
loss from operations including the settlement of certain litigation. For the period ended December 31, 2005, the Company incurred a net loss of $779,899 and has a working capital deficit, an accumulated deficit and a stockholders deficit of $2,070,728, $27,199,662 and $2,741,014 at December 31, 2005.

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

(9)  Subsequent Events

During January 2006 the Company repriced certain options granted to an officer which resulted in a charge to operations of $34,650. During January 2006 the Company issued 1,800,000 shares of common stock related to the conversion of an aggregate of $9,342 of the convertible debt described in Note 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------

Three months ended December 31, 2005
Compared with three months ended December 31, 2004
--------------------------------------------------

GENERAL
-------

The Company is headquartered at 7284 W. Palmetto Park Rd., Suite
207,Boca Raton, Florida 33433.The Company has elected to outsource all the manufacturing of its products under protective agreements at this time.


Results of Operations
---------------------

For the 2005 first fiscal quarter ended December 31, 2005, Sales decreased 64.51% to $100,148 from $282,173.This decrease was due to the company's inability to substantially increase "pull-thru's" of its products as a result of its inadequate advertising budget. This has caused the loss of most of the Company's major retail accounts. Snorenz[R] and Good Nights Sleep[R] are being sold at three major chains, Rite Aid, Brooks - Eckerd and Albertson's as well as smaller chains such as Happy Harry's and Meijers, The three largest chains account for almost 59% of the quarter's sales figures. The company also distributes to smaller stores through its contracts with AmerisourceBergen, Cardinal Distributing and others.

In November the Company began its direct marketing program with full page advertisements in the New York Times, Daily News, Newsday, the New York Post and Newsweek. By driving the customer to its website the company hopes to increase cash flow and build back its sales revenue. During the quarter the sales on its website have been minimal although they reflect a 33% growth from month to month. Management is exploring other various methods to increase traffic flow as a result of its Direct Marketing Programs and will launch several joint venture programs as well as its own TV programs in the next quarter.

Gross profit for the first quarter was $71,998 versus $182,533 for the year ago quarter, an decrease of 60.56%. The decrease was due to the large decline in overall sales for the quarter.

Gross profit margins for the quarter increased to 71.89% of sales up from 64.68% in the previous year ago quarter. The increase was due to lowered manufacturing costs associated with the Company's products and the Company using up its inventory on hand during the quarter.

Operating expenses (selling, general and administrative expenses) increased $387,545 to $705,222 from $317,677, an increase of 122%.
The increase is due to several factors including, increased legal fees of $62,000, consultants fees of $123,110 and outside reps commissions of $72,295. Management believes that most of these fees will not recur in the second quarter of fiscal 2006.

Operating loss was $688,924 as opposed to $255,144 in the prior year's quarter.

Interest expense increased from $4,254 in the year ago quarter to $144,580 for this quarter. This was due to the Company's increased borrowings which are approximately $2,435,000 at an 8% coupon rate and the interest accrual related to the judgment in favor of Global Healthcare Laboratories, Inc. against us..

For the first fiscal quarter the company reported a net loss of $779,899 ($0.12) per share versus a loss of $259,398 ($0.19) per share in the year ago quarter.

Liquidity and Capital Resources
-------------------------------

Cash on hand at December 31, 2005 was $581,632 and the Company had a working capital deficit of $2,070,728 at December 31, 2005.

Net cash used in operating activities was $745,128 during the six months ended December 31, 2005.

Net cash used in investing activities was $9,174 during the six months ended December 31, 2005.

Net cash provided by financing activities was $575,000 during the quarter ended December 31, 2005, which consisted of $575,000 from the proceeds from the sale of 8% convertible debentures.

The Company expects to introduce its new product the Un-Diet Program in the March quarter. Further, the Company has signed three joint venture contracts with various internet marketing Companies to increase traffic to its websites Two programs will target opt-in [only] customer bases, the other will be via an infomercial launch.

The Company does not believe it has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. In order to avoid any disruption in business, the Company plans on filing a proxy to increase the authorized shares from 500,000,000 to 2,500,000,000 and raise additional capital from its present lender.

The Company believes it will settle with its judgment holder during the March Quarter and at the appropriate time, will make all appropriate disclosures. Thereafter the Company intends to borrow $ $1,000,000 from its lender to continue to operate and execute its business plan.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $1,000,000 over the next 12 months, in the following areas:

Legal Fees ; $65,000.00
Proxy Registration and Printing Costs: $25,000.00
SB-2 Registration Costs: $50,000.00
Additional Derivative Accounting Costs: $36,000.00
Inventory Advances: $87,000.00
Advertising: $232,000.00
Operating Deficit : $205,000.00
Repatriation of Settlement Advance : $300,000.00

Our current cash of $581,632 as of December 30th, 2005 as well as our cash of $359,239 as of February 6th, 2006 will satisfy our cash requirements thru the middle of March 2006. If we are able to settle the litigation we will be required to participate with a minimum of $300,000 dollars of our present cash position.

Accordingly, we will be unable to fund our expenses through our existing assets or cash. In order to acquire funding, we may be required to issue shares of our common stock, which will dilute the interest of current shareholders. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we have limited revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our business plans. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:

  * Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;
  * Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;
  * Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
  * If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
  * File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
  * Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
  * Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our stock.

Based upon our current assets, however, we would not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any. We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

To date, we have funded our activities principally from loans from related parties and loans from third party lenders.

Contractual Obligations and Commercial Commitments We have no contractual obligations, including lease obligations, apart from agreements in the normal course of our business.

Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of
business.  The Company   has experienced  a  significant  loss
from operations including the settlement of certain litigation. For the period ended December 31, 2005, the Company incurred a net loss of $779,899 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $2,070,728, $27,199,662 and $2,741,014 at December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the notes to our financial statements for the year ended September 30, 2005 are those that depend most heavily on these judgments and estimates.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In  November 2004, the Financial Accounting Standards Board
(FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires
that  allocation  of   fixed production  overhead to the costs of
conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company does not believe that this standard will have a material impact on the Company's financial position, results of operations or cash flows.

In  December  2004,  the FASB issued SFAS 153  "Exchanges  of
Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending in 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position, results from operations or cash flows.

In August 2005, the FASB issued SFAS 154, Accounting Changes
and Error  Corrections.   This  statement  applies  to  all
voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective
application  of the changes to  prior   periods' financial
statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this Standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

                             PART II
                             -------

Item 1.  LEGAL PROCEEDINGS

During May 2003 Global Healthcare Laboratories, Inc. ("Global") made a claim against the Company for breach of contract under a master license agreement. A trial was held in August 2004 and a jury verdict in the sum of $2,501,191 was awarded in favor of the plaintiff's. The Company subsequently settled the judgment on December 3rd, 2004. The basic terms of the settlement are the payment of the sum of $200,000 to plaintiffs, spread over a 4-5 month period and the registration of 8,000,000 common shares by January 15th, 2005. The Company made the first three installments totaling $75,000 on a timely basis. The Company tendered the fourth payment 13 days late and the plaintiff's unilaterally declared the settlement null and void. The Company filed a motion to enforce the provisions of the agreement in March 2005.

The uncontroverted facts are as follows:

The Company made the first payment on time, the second payment was two days late and the third payment was 7 days late (of which four days were due to a UPS delivery problem). The fourth payment was made 13 days late as the Company was undergoing severe cash flow problems at the time and the check was delivered only after Mr. Mitchell, the President borrowed the necessary funds on a homeequity loan to cover the amount. The Company also tendered the final future payment at that time in advance of the payment schedule. The stock was registered on August 12th, 2005 and the plaintiff's orally rejected delivery.

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

At present the Company has retained the firm of Furr & Cohen Esq.'s. and notified its lender, whose outside counsel is working closely with the Company's counsel to reach a new settlement with the judgment creditor. The parties have orally agreed to a standstill agreement while they exhaust all possible remedies in the instant matter. In the event a new accord is not reached, the Company will be required to file a bankruptcy petition to protect the Company and its assets. Recently, the parties have agreed in principal to new settlement terms and a definitive agreement should be executed no later than February 28th, 2006.

In December 2005, the Company filed a litigation against CVS, Inc. The Company sold CVS in excess of $140,000 dollars of goods and received payment of approximately $26,000 during an 18 month period. CVS terminated the product in late May 2005 and claims the Company owes them $77,000 Management expects to recover fully in this litigation but cannot determine the possible outcome at this time.

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

The Company amended its certificate of incorporation in Nevada to reflect the Proxy results.

Item 5.  OTHER INFORMATION

In the event that the Company settles with the judgment creditor a proxy will be filed requesting shareholder approval increasing the authorized shares from 500,000,000 to 2,500,000,000. The Company will borrow an additional $1,000,000 from its lenders so that it can continue to operate and execute its business plan. Presently the Company filed an SB-2 Registration Statement which went effective and covered $1,540,000 of the convertible debentures. The Company is required to file a registration to cover the $1,100,000 already loaned to it by its lenders and received by the Company and the additional $1,000,000 future funding scheduled to be received over the next few weeks. At the present market price of the stock the registration requires a minimum of 1,000,000,000 shares to be registered to cover the hypothetical conversion of all of the lender's outstanding debt. Although this registration may have a diluting effect to present shareholders Management believes the funding will allow the Company to avoid a bankruptcy filing, which otherwise would wipe out all of the shareholder value.

At December 31, 2005, $2,640,000 was borrowed by the Company and
$190,696 was repaid through convertible debenture conversions into approximately 12,057,950 common shares leaving a balance owed to the lender of $2,449,304.

The Company intends to amend its March and June Form 10-QSB filings for 2005 in order to comply with the new derivative accounting regulations.

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

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        On 10-7-2005, 10-31-2005, and 11-25-2004 a Form 8-K
           was filed.



----------------------------------------------------------------------


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Med Gen, Inc.
                                        (Registrant)


Date: February 15th, 2006
                                        By:  /s/Paul B. Kravitz
                                           -----------------------
                                           Paul B. Kravitz
                                           Chief Executive Officer