Form 10QSB/A
period 2005-03-31
MED GEN INC
filed 2006-02-17
CIK 1045707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB/A
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2005
                                  or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT for the transition period from ________________ to ______________

                 Commission File Number  000-29171
                                        -----------

                            MED GEN, INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

        Nevada                                      65-0703559
 ----------------------                   -------------------------------
(State of incorporation)                 (IRS Employer Identification No.)

      7284 W. Palmetto Park Road, Suite 207, Boca Raton, FL   33433
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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12B-2).          Yes [ ]       No [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).       Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 30, 2005, 30,136,447 shares of common stock, .001 par value per share, were outstanding.

The Company's stock trades on the OTCBB under the symbol "MDGN".

Transitional Small Business Disclosure Format (check one):
                                              Yes [ ]          No [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Restated Balance Sheet - March 31, 2005 (Unaudited)

          Statements of Operations - Three months ended March
          31,2005 and 2004  and Six Months ended
          March 31,2005 and 2004 (Unaudited)

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                            MED GEN, INC.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Med Gen, Inc.
                              Balance Sheet
                             March 31, 2005
                               (Restated)
                              (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                               $     644,665
    Accounts receivable                                          206,143
    Inventory                                                    116,218
    Other current assets                                           5,700
                                                           -------------
      Total Current Assets                                       972,726
                                                           -------------

Property and Equipment, net                                       39,081
                                                           -------------
Other Assets
    Deferred loan costs                                          112,000
    Deposits and other                                            38,157
                                                           -------------
                                                                 150,157
                                                           -------------
                                                           $   1,161,964
                                                           =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                   $      51,844
   Notes payable - related parties                               405,000
                                                           -------------
      Total Current Liabilities                                  456,844
                                                           -------------
Derivative financial instruments                              10,068,111
                                                           -------------
Convertible debentures                                                 -
                                                           -------------
Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000
     shares authorized                                                 -
   Series A 8% cumulative, convertible, 1,500,000
     shares authorized                                                 -
   Undesignated, 3,500,000 shares authorized	                       -
   Common stock, $.001 par value, 245,000,000
     shares authorized, 30,136,447 shares
     issued and outstanding                                       30,136
   Paid in capital                                            14,984,148
   Receivable for common stock                                   (35,000)
   Accumulated (deficit)                                     (24,342,275)
                                                           -------------
                                                              (9,362,991)
                                                           -------------

                                                           $   1,161,964
                                                           =============



         See accompanying note to the financial statements.

                           Med Gen, Inc.
                     Statements of Operations
 For the Three Months and Six Months Ended March 31, 2004 and 2005
                           (Unaudited)

                                          Three Months                  Six Months
                                  --------------------------    --------------------------
                                      2004           2005           2004           2005
                                  -----------    -----------    -----------   ------------
                                                  (Restated)                    (Restated)
Net sales                         $   244,937    $   201,471    $   512,201    $   483,644

Cost of sales                         144,083         71,449        248,189        171,089
                                  -----------    -----------    -----------   ------------

Gross profit                          100,854        130,022        264,012        312,555
                                  -----------    -----------    -----------   ------------
Operating expenses:
  Non cash stock compensation          48,750        185,640        135,750        305,640
  Selling, general and
     administrative expenses          325,994        309,479        811,071        627,156
                                  -----------    -----------    -----------   ------------
                                      374,744        495,119        946,821        932,796
                                  -----------    -----------    -----------   ------------

(Loss) from operations               (273,890)      (365,097)      (682,809)      (620,241)
                                  -----------    -----------    -----------   ------------
Other (income) expense:
  Interest expense                     22,595          4,806         71,335          9,060
  Non cash interest expense                 -        180,000              -        180,000
  Derivative instrument expense             -      9,328,111              -      9,328,111
  Other expenses                        6,250              -         12,500              -
                                  -----------    -----------    -----------   ------------
                                       28,845      9,512,917         83,835      9,517,171
                                  -----------    -----------    -----------   ------------

(Loss) before income taxes           (302,735)    (9,878,014)      (766,644)   (10,137,412)

Income taxes                                -              -              -              -
                                  -----------    -----------    -----------   ------------

Net (loss)                        $  (302,735)   $(9,878,014)   $  (766,644)  $(10,137,412)
                                  ===========    ===========    ===========   ============
Per share information - basic
   and fully diluted:

 Weighted average shares
    outstanding                     5,821,914     29,480,891      4,496,172     28,194,689
                                  ===========    ===========    ===========   ============

 Net (loss) per share             $     (0.05)   $     (0.34)   $     (0.17)   $     (0.36)
                                  ===========    ===========    ===========   ============

         See accompanying note to the financial statements.

                           Med Gen, Inc.
                     Statements of Cash Flows
          For the Six Months Ended March 31, 2004 and 2005
                          (Unaudited)

                                                     2004           2005
                                                 -----------    -----------
Cash flows from operating activities:
 Net cash (used in) operating activities         $  (467,932)   $  (566,030)
                                                 -----------    -----------
Cash flows from investing  activities:
 Net cash (used in) investing activities                   -              -
                                                 -----------    -----------
Cash flows from financing activities:
Borrowing (repayment) of related party notes        (184,800)       230,000
Proceeds from option exercise                        461,232        101,987
Proceeds from convertible debentures                       -        665,000
Proceeds from issuance of common stock               400,000              -
                                                 -----------    -----------
 Net cash provided by financing activities           676,432        996,987
                                                 -----------    -----------

Net increase in cash                                 208,500        430,957

Beginning - cash and cash equivalents                 90,791        213,708
                                                 -----------    -----------

Ending - cash and cash equivalents               $   299,291    $   644,665
                                                 ===========    ===========

         See accompanying note to the financial statements.

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

The financial statements for the 2005 peiods have been restated to reflect the correction of an error as discussed in Note 10. No other changes have been made.

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

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:


Net (loss)
            As reported				$(10,137,412)
            Proforma				$(10,297,412)
Basic and diluted (loss) per share
            As reported				$(.36)
            Proforma				$(.37)

A summary of stock option activity is as follows:

                                           Weighted     Weighted
                                Number     average      average
                                  of       exercise       fair
                                shares       price       value
                            ------------   --------     ------
 Balance at
   September 30, 2004           934,112     $1.33        $1.33
 Granted                      2,000,000     $1.23        $1.23
 Exercised/Forfeited         (2,750,260)    $1.23        $1.23
                           ------------
 Balance at
   March 31, 2005               183,852     $1.31        $1.31
                           ============


The following table summarizes information about fixed-price stock options at March 31, 2005:


                                Outstanding                 Exercisable
                                -----------                 -----------
                   Weighted      Weighted    Weighted-
                   Average       Average     Average
        Exercise    Number     Contractual   Exercise     Number     Exercise
        Prices    Outstanding     Life        Price     Exercisable    Price
      ----------  -----------     ----        -----     -----------    -----
        $1.01         31,852    2.0 years     $1.01         31,852     $1.01
        $1.25        100,000    5.0 years     $1.25        100,000     $1.25
        $1.31         52,000    5.0 years     $1.31         52,000     $1.31
                  ----------                            ----------
                     183,852                               183,852
                  ==========                            ==========

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

The Company would make cash payments to Global aggregating $200,000 through March 1, 2005, and would issue to Global an aggregate of 8,000,000 shares of common stock. The shares to be issued were valued at their fair market value of $1,120,000. The Company has recorded an accrual of $200,000 for the cash payments due and a stock subscription of $1,120,000 for the common shares issuable at September 30, 2004. The Company has agreed to file a registration statement covering an aggregate of 10,200,000 shares of common stock on or before January 15, 2005, and should it not do so an additional 500,000 shares of common stock would have been due to Global. The Company believes that it has complied with the filing requirement. Global will be required to execute proxies giving the voting rights of the shares issuable to an officer of the Company. Through March 31, 2005, the Company made payments aggregating $200,000 to Global.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended March 31, 2005, the Company incurred a net loss of $10,137,412 and has an accumulated deficit of $24,342,275 at March 31, 2005.

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

During April 2005 the Company filed a definitive proxy to increase in the authorized common shares to 245,000,000 and authorized preferred shares to 5,000,000.

(10)	Correction of an Error and Restatements

During December 2005 the Company determined that the certain convertible debt which had been accounted for as conventional convertible debt should have been accounted for using the guidance of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (see below).

The accompanying financial statements have been restated to reflect the above correction. The adjustments increased the net loss for the three months and six months ended March 31, 2005, as previously reported from $(549,903) and $(809,301) to $(9,878,014) and $(10,137,412) or $(.34)
and $(.36) per share. In addition, the liability for convertible debentures previously reported on the balance sheet were reduced $740,000 to $0 and the amount reported on the balance sheet for derivative instruments was increased from $0 to $10,068,111.

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

Because the Warrants are subject to a Registration Rights Agreement with the Note Holders, they have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly the fair value of the warrants, amounting to an aggregate of $673,400, was recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the date the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 50% and the five year life of the Warrants.

The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company re-measured the fair value of the Warrants at March 31, 2005, using the Black-Scholes valuation model based on the market price of the common stock on that date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining term of the Warrants, expected volatility of 50% and an expected life equal to the remaining term of the Warrants. This resulted in a fair
market value for the warrants of $688,200 at March 31, 2005.   Upon the
Company meeting its obligation to register the securities, the fair value of the Warrants on that date will be reclassified to equity.

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

The conversion option related to each Convertible Note, together with the embedded call options represented by the Note Holders' right to receive interest payments and any registration rights penalties in common stock, were treated, for each Convertible Note, as a single compound derivative instrument, and were bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Black-Scholes valuation model, were recorded at their initial fair value of an aggregate of $9,176,000. Because the initial fair values of these embedded derivative instruments, together with the fair values of the Warrants that were also accounted for as derivative instrument liabilities and recorded at their fair values, exceeded the proceeds received (the face amount of the Convertible Notes), the difference was recorded as an immediate charge to income.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method.

A summary of the Callable Secured Convertible Notes and derivative instrument liabilities at March 31, 2005, is as follows:

Callable Secured Convertible Notes; 8% per annum;
   due March 30, 2008                                   $  740,000
Less: face amount of Notes converted                             -
                                                        ----------
                                                           740,000

Less: unamortized discount related to warrants and
   bifurcated embedded derivative instruments             (740,000)
Total carrying value at March 31, 2005                  $        -
                                                        ==========


Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the Warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at March 31, 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or Warrants.

At March 31, 2005, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:




                                          Exercise                 Value-
                                          Price Per  Value-Issue  March 31,
Issue Date  Expiry Date                     Share       Date        2005
---------------------------------------------------------------------------
03-30-2005   03-30-2010  740,000 warrants  $0.085     $673,400    $ 688,200

                                                                  ---------
Fair value of freestanding derivative instrument
  liabilities for warrants                                        $ 688,200
                                                                  ---------


                                                                    Value-
                                                    Value - Issue  March 31,
Issue Date   Expiry Date                                 Date         2005
----------------------------------------------------------------------------
03-30-2005   03-30-2008   $617,676 convertible notes  $9,176,000  $9,379,811

                                                                  ----------
Fair value of bifurcated embedded derivative
instrument liabilities associated with the
above convertible notes                                           $9,379,811
                                                                  ----------

Total derivative financial instruments                           $10,068,111
                                                                 ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

Three months ended March 31, 2005 Compared with Three months ended March 31, 2004 and Six Months ended March 31, 2005
Compared with Six months ended March 31, 2004
---------------------------------------------

GENERAL
-------

The Company is now headquartered at 7284 W. Palmetto Park Rd., Suite 207, Boca Raton, Florida 33433 since January 1,2004. It does not foresee any need to further expand its 2200 sq. ft. corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.


Results of Operations
---------------------

For the 2004 second fiscal quarter ended March 31, 2005, Sales decreased 17.75% to $201,471 from $244,937.This decrease was primarily caused by Eckerd's drugstores merger with CVS. CVS ceased ordering Snorenz at the end of December 2004. The Company has attempted to re-open this account by presenting the product to the category buyer and the decision by CVS is still pending. The Company is hopeful that a positive decision for its product lines will occur by June 1, 2005. Also affecting Sales were the overall consumer demand for the products in this category "Cough and Cold" showed a sharp decline.

For the Six months ended March 31, 2005 sales decreased 5.58% to $483,644 from $512,201,for the six months ending March 31, 2004.
The decrease is attributable to a decline in overall customer demand.

Gross profit for the second quarter was $130,022 versus $100,854 for the year ago quarter, an increase of 22.44%. The increase was due to an increase in the wholesale price of the products, and the shipping of previously manufactured inventory.

For the six months ended March 31, 2005 Gross profit was $312,555 versus $264,012 for the six months ending March 31, 2004, an increase of 15.54%. This increase is attributable to an increase in the wholesale prices of the products and the shipping of previously manufactured inventory.

Gross profit margins for the quarter increased to 64.53% of sales up from 41.17% in the previous year ago quarter. The increase was due to increased wholesale prices and the shipping of previously manufactured inventory.

Gross profit margins for the Six Months ending March 31,2005 increased to 64.62% of sales up from 51.54% for the six months ending March 31, 2004. The increase was due to increased wholesale prices and the shipping of previously manufactured inventory.

Operating expenses (selling, general and administrative expenses) decreased to $309,479 from $325,994, a decrease of 5.07%. The small decrease is due to several factors including, decreased legal fees, consultants fees and overall operating costs.

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

Interest expense decreased for the six
month period from $71,335 to $9,060. The decrease is directly attributable to less borrowings from the secured lender.

For the second fiscal quarter the company reported a loss of $0.34 per share versus a loss of $0.05 per share in the year ago quarter.

For the six month period comparison the Company lost $0.36 during 2005 as compared to a loss of $0.17 during 2004.

Liquidity and Capital Resources
-------------------------------

Cash on hand at March 31, 2005, was $644,655 and the Company had working capital of $515,882 at March 31, 2005.

Net cash used in operating activities was $566,030 during the Six months ended March 31, 2005.

Net cash used in investing activities was $-0- during the six months ended March 31, 2005.

Net cash provided by financing activities was $996,987 during the Six months ended March 31, 2005, which consisted of $101,987 from the proceeds from the sale of management options and $230,000 of net draw downs on the credit facility and $665,000 from the first tranche of the convertible debenture.

The Company has affected a 5% price increase for all of its products. The Company has also eliminated one-time burdens of legal, computer and other non-recurring expenses. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended March 31, 2005, the Company incurred a net loss of $10,137,412 and has an accumulated deficit of $24,342,275 at March 31, 2005.

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


                                     Med Gen, Inc.
                                     (Registrant)


Date: February 16, 2006              By:  /s/Paul B. Kravitz
                                         --------------------------------
                                         Paul B. Kravitz
                                         Chief Executive Officer