Form 10QSB/A
period 2005-06-30
MED GEN INC
filed 2006-02-21
CIK 1045707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB/A
(Mark One)
[X]    AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2005
                                  or
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

As of June 30, 2005, 30,136,447 shares of common stock, .001 par value per share, were outstanding.

The Company's stock trades on the OTCBB under the symbol "MDGN".

Transitional Small Business Disclosure Format (check one):
                                              Yes [ ]          No [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - June 30, 2005 (Unaudited)

          Statements of Operations - Three months ended June 30, 2005 and 2004 and Nine Months ended
          June 30, 2005 and 2004 (Unaudited)

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                             MED GEN, INC.

                    PART I - FINANCIAL INFORMATION

                    Item 1. Financial Statements

                             Med Gen, Inc.
                             Balance Sheet
                             June 30, 2005
                              (Restated)
                              (Unaudited)

                     ASSETS


Current Assets
   Cash and cash equivalents                               $   514,805
   Accounts receivable                                          82,209
   Inventory                                                   140,846
   Other current assets                                          5,700
                                                           -----------
       Total Current Assets                                    743,560
                                                           -----------

Property and Equipment, net                                     33,595
                                                           -----------
Other Assets
   Deferred loan costs                                         164,671
   Deposits and other                                           37,950
                                                           -----------
                                                               202,621
                                                           -----------

                                                           $   979,776
                                                           ===========

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                   $    82,081
                                                           -----------
       Total Current Liabilities                                82,081
                                                           -----------

Derivative instruments                                      14,041,914
                                                           -----------
Convertible debentures                                               -
                                                           -----------
Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000
     shares authorized                                               -
   Series A 8% cumulative, convertible, 1,500,000
     shares authorized                                               -
   Undesignated, 3,500,000 shares authorized                         -
   Common stock, $.001 par value, 245,000,000
      shares authorized, 31,136,447 shares
      issued and outstanding                                    31,136
   Paid in capital                                          15,098,308
   Receivable for common stock                                 (35,000)
   Deferred compensation                                       (19,024)
   Accumulated (deficit)                                   (28,219,639)
                                                           -----------
                                                           (13,144,219)
                                                           -----------

                                                           $   979,776
                                                           ===========


           See accompanying notes to financial statements.

                             Med Gen, Inc.
                        Statements of Operations
For the Three Months and Nine Months Ended June 30, 2004 and 2005
                             (Unaudited)

                                                          Three Months               Nine Months
                                                 --------------------------    --------------------------
                                                     2004          2005           2004           2005
                                                 -----------    -----------    -----------    -----------
                                                                 (Restated)                    (Restated)
Net sales                                        $   232,087    $   181,034    $   744,288    $   664,678

Cost of sales                                         98,460         99,658        346,649        270,747
                                                 -----------    -----------    -----------    -----------

Gross profit                                         133,627         81,376        397,639        393,931
                                                 -----------    -----------    -----------    -----------
Operating expenses:
  Non cash stock compensation -
   selling, general and administrative               279,350         60,000        415,100        365,640
  Selling, general and administrative expenses     1,062,432        557,582      1,873,503      1,184,738
                                                 -----------    -----------    -----------    -----------
                                                   1,341,782        617,582      2,288,603      1,550,378
                                                 -----------    -----------    -----------    -----------
(Loss) from operations                            (1,208,155)      (536,206)    (1,890,964)    (1,156,447)
                                                 -----------    -----------    -----------    -----------
Other (income) expense:
  Interest expense                                    39,850         47,111        111,185         56,171
  Derivative instruments                                   -      3,294,047              -     12,622,158
  Non cash stock interest expense                     37,500              -         50,000        180,000
                                                 -----------    -----------    -----------    -----------
                                                      77,350      3,341,158        161,185     12,858,329
                                                 -----------    -----------    -----------    -----------

(Loss) before income taxes                        (1,285,505)    (3,877,364)    (2,052,149)   (14,014,776)

Income taxes                                               -              -              -              -
                                                 -----------    -----------    -----------    -----------

Net (loss)                                       $(1,285,505)   $(3,877,364)   $(2,052,149)  $(14,014,776)
                                                 ===========    ===========    ===========   ============
Per share information - basic and fully diluted:


 Weighted average shares outstanding              15,328,609     30,806,777      8,098,809     29,065,385
                                                 ===========    ===========    ===========   ============
Net (loss) per share                             $     (0.00)   $     (0.13)   $     (0.25)  $      (0.48)
                                                 ===========    ===========    ===========   ============


           See accompanying notes to financial statements.

                         Med Gen, Inc.
                  Statements of Cash Flows
       For the Nine Months Ended June 30, 2004 and 2005
                          (Unaudited)

                                                      2004             2005
                                                 -------------    -------------
Cash flows from operating activities:
 Net cash (used in) operating activities         $  (1,460,329)   $    (963,390)
                                                 -------------    -------------
Cash flows from investing  activities:
 Net cash (used in) investing activities                     -                -
                                                 -------------    -------------
Cash flows from financing activities:
Borrowing (repayment) of related party notes          (994,315)        (175,000)
Proceeds from option exercise                        1,059,173          101,987
Proceeds From convertible debentures                 1,915,139        1,337,500
                                                 -------------    -------------
 Net cash provided by financing activities           1,979,997        1,264,487
                                                 -------------    -------------

Net increase in cash                                   519,668          301,097
Beginning - cash and cash equivalents                   90,791          213,708
                                                 -------------    -------------

Ending - cash and cash equivalents               $     610,459    $     514,805
                                                 =============    =============




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

The financial statements for the 2005 peiods have been restated to reflect the correction of an error as discussed in Note 9. No other changes have been made.

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

During the period ended March 31, 2005, the Company repaid $181,000 in notes due to related parties and borrowed an additional $411,000 from related parties with interest at 8% per annum. The balance due was $405,000 at March 31, 2005. During April 2005 the Company repaid the $405,000 balance from the proceeds of the notes described in Note 9.

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

During October 2004 the Company issued 2,000,000 shares of common stock to an officer pursuant to the exercise of options granted in October 2004 at $.10 per share. The fair value of the shares issued was $.16 per share.
The difference between the fair value and the exercise price of $120,000 has been charged to operations during the period ended December 31, 2004.
In addition, the Company recorded a receivable for common stock of $200,000 for the amount due for the shares. During the quarter ended March 31, 2005, the Company reduced the amount receivable for these shares to the current market price of its Common stock. This reduction resulted in a charge to operations of $117,640 during the quarter ended March 31, 2005. This officer remitted an aggregate of $101,987 to the Company related to the receivable for common stock during the period from October 1, 2004, through June 30, 2005. At June 30, 2005, $35,000 remained receivable for common stock.

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

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:


Net (loss)
            As reported				$(14,014,776)
            Proforma				$(14,174,776)
Basic and diluted (loss) per share
            As reported				$(.48)
            Proforma				$(.49)

A summary of stock option activity is as follows:


                                          Weighted  Weighted
                              Number      average   average
                                of        exercise   fair
                              shares       price     value
                              ------       -----     -----
   Balance at
     September 30, 2004       934,112      $1.33      $1.33
   Granted                  2,000,000      $1.23      $1.23
   Exercised/Forfeited     (2,750,260)     $1.23      $1.23
                           ----------
   Balance at
     June 30, 2005            183,852      $1.31      $1.31
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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended June 30, 2005, the Company incurred a net loss of $14,014,776 and has an accumulated deficit of $28,219,639 at June 30, 2005.

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

(9)	Correction of an Error and Restatements

During December 2005 the Company determined that the certain convertible debt which had been accounted for as conventional convertible debt should have been accounted for using the guidance of EITF 00-19 (see below).

The accompanying financial statements have been restated to reflect the above correction. The adjustments increased the net loss for the three months and nine months ended June 30, 2005, as previously reported from $(583,317) and $(1,392,618) to $(3,877,364) and $(14,014,776) or $(.13)
and $(.48) per share. In addition, the liability for convertible debentures previously reported on the balance sheet were reduced $1,440,000 to $0, the amount reported on the balance sheet for derivative instruments was increased from $0 to $14,041,914 and the amount reported on the balance sheet for accounts payable and accrued expenses increased from $61,837 to $82,081.

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

Because the Warrants are subject to a Registration Rights Agreement with the Note Holders, they have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly the fair value of the warrants, amounting to an aggregate of $1,366,400, was recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the date the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 50% and the five year life of the Warrants.

The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company re-measured the fair value of the Warrants at June 30, 2005, using the Black-Scholes valuation model based on the market price of the common stock on that date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining term of the Warrants, expected volatility of 50% and an expected life equal to the remaining term of the Warrants. This resulted in a fair market value for the warrants of $993,600 at June 30, 2005. Upon the Company meeting its obligation to register the securities, the fair value of the Warrants on that date will be reclassified to equity.

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

The conversion option related to each Convertible Note, together with the embedded call options represented by the Note Holders' right to receive interest payments and any registration rights penalties in common stock, were treated, for each Convertible Note, as a single compound derivative instrument, and were bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Black-Scholes valuation model, were recorded at their initial fair value of an aggregate of $18,627,556. Because the initial fair values of these embedded derivative instruments, together with the fair values of the Warrants that were also accounted for as derivative instrument liabilities and recorded at their fair values, exceeded the proceeds received (the face amount of the Convertible Notes), the difference was recorded as an immediate charge to income.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method.

A summary of the Callable Secured Convertible Notes and derivative instrument liabilities at June 30, 2005, is as follows:

Callable Secured Convertible Notes; 8% per annum;
   due March 30, 2008                                         $ 740,000
Less: face amount of Notes converted                                  -
                                                              ---------
                                                                740,000
Less: unamortized discount related to warrants and
   bifurcated embedded derivative instruments                  (740,000)
                                                              ---------
                                                              $       -
                                                              ---------

Callable Secured Convertible Notes; 8% per annum;
   due May 25, 2008                                           $ 700,000
Less: unamortized discount related to warrants and
   bifurcated embedded derivative instruments                  (700,000)
                                                              ---------
                                                              $       -
                                                              ---------

Total carrying value at June 30, 2005                         $       -
                                                              =========


Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the Warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at June 30, 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or Warrants.

At June 30, 2005, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                          Exercise                 Value-
                                          Price Per  Value-Issue  June 30,
Issue Date  Expiry Date                     Share       Date        2005
---------------------------------------------------------------------------

03-30-2005  03-30-2010  740,000 warrants    $0.085   $ 673,400  $ 510,600

05-25-2005  05-25-2010  700,000 warrants     0.085     693,000    483,000
                                                                ---------
Fair value of freestanding derivative
instrument liabilities for warrants                             $ 993,600
                                                                ---------

                                                                   Value-
                                                   Value - Issue  June 30,
Issue Date   Expiry Date                               Date         2005
----------------------------------------------------------------------------

03-30-2005  03-30-2008   $617,676 convertible notes  $9,176,010  $ 6,531,228

05-25-2005  05-25-2008   $700,000 convertible notes   9,451,556    6,517,086
                                                                 -----------
Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes          $13,048,314
                                                                 -----------
Total derivative financial instruments                           $14,041,914
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

For the third fiscal quarter the company reported a loss of $0.13 per share versus a loss of $0.08 per share in the year ago quarter.

For the third quarter nine month comparison the Company lost $0.48 cents as compared to a loss of $0.25 in the year ago quarter.

Liquidity and Capital Resources
-------------------------------

Cash on hand at June 30, 2005 was $514,805 and the Company had working capital of $661,479 at June 30, 2005.

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

Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended June 30, 2005, the Company incurred a net loss of $14,014,776 and has an accumulated deficit of $28,219,639 at June 30th, 2005.

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

                                    Med Gen, Inc.
                                    (Registrant)



Date: February 17, 2006
                                   By:  /s/Paul B. Kravitz
                                      --------------------------
                                      Paul B. Kravitz
                                      Chief Executive Officer