Form 10QSB
period 2006-03-31
MED GEN INC
filed 2006-05-16
CIK 1045707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2006
                                  or
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

As of March 31st, 2006, 41,621,727 shares of common stock,.001 par value per share, were outstanding.

The Company's stock trades on the OTCBB under the symbol "MGEN".

Transitional Small Business Disclosure Format (check one):
                                                   Yes [ ]      No [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - March 31, 2006 (Unaudited)

          Statements of Operations - Three months ended March
          31,2006 and 2005  and Six Months ended
          March 31,2006 and 2005 (Unaudited)

          Statements of Cash Flows - Six months ended March 31,
          2006 and 2005 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                            MED GEN, INC.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Med Gen, Inc.
                            Balance Sheet
                            March 31, 2006
                             (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                      $   766,427
    Accounts receivable                                92,356
    Inventory                                         125,102
    Other current assets                                5,700
                                                  -----------
      Total Current Assets                            989,585
                                                  -----------
Property and Equipment, net                            36,467
                                                  -----------
Other Assets
    Deferred loan costs                               226,420
    Deposits and other                                121,673
                                                  -----------
                                                      348,093
                                                  -----------

                                                  $ 1,374,145
                                                  ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses          $ 2,641,689
                                                  -----------
      Total Current Liabilities                     2,641,689
                                                  -----------

Derivative financial instruments                    9,858,355
                                                  -----------
Convertible debentures                                246,887
                                                  -----------
Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000
      shares authorized
   Series A 8% cumulative, convertible, 1,500,000
      shares authorized                                     -
   Undesignated, 3,500,000 shares authorized                -
   Common stock, $.001 par value, 495,000,000
     shares authorized, 41,621,727 shares
     issued and outstanding                            41,622
   Paid in capital                                 24,718,044
   Accumulated (deficit)                          (36,132,452)
                                                  -----------
                                                  (11,372,786)
                                                  -----------

                                                  $ 1,374,145
                                                  ===========



         See accompanying note to the financial statements.

                           Med Gen, Inc.
                     Statements of Operations
 For the Three Months and Six Months Ended March 31, 2006 and 2005
                           (Unaudited)

                                                       Three Months                 Six Months
                                               --------------------------   --------------------------
                                                   2006           2005          2006           2005
                                               -----------    -----------   -----------   ------------

Net sales                                      $    45,820    $   201,471   $   145,968   $    483,644

Cost of sales                                       51,679         71,449        79,829        171,089
                                               -----------    -----------   -----------   ------------

Gross profit                                        (5,859)       130,022        66,139        312,555
                                               -----------    -----------   -----------   ------------

Operating expenses:
  Selling, general and administrative expenses -
    Non cash stock compensation                    169,650        185,640       225,350        305,640
  Selling, general and administrative expenses -
    Other                                          353,765        309,479     1,058,987        627,156
                                               -----------    -----------   -----------   ------------
                                                   523,415        495,119     1,284,337        932,796
                                               -----------    -----------   -----------   ------------

(Loss) from operations                            (529,274)      (365,097)   (1,218,198)      (620,241)
                                               -----------    -----------   -----------   ------------
Other (income) expense:
  Interest expense                                  67,274        184,806       207,966        189,060
  Derivative instrument expense                  8,336,244      9,328,111     8,286,527      9,328,111
                                               -----------    -----------   -----------   ------------
                                                 8,403,518      9,512,917     8,494,493      9,517,171
                                               -----------    -----------   -----------   ------------

(Loss) before income taxes                      (8,932,792)    (9,878,014)   (9,712,691)   (10,137,412)

Income taxes                                             -              -             -              -
                                               -----------    -----------   -----------   ------------

Net (loss)                                     $(8,932,792)   $(9,878,014)  $(9,712,691)  $(10,137,412)
                                               ===========    ===========   ===========   =============
Per share information - basic and fully diluted:

 Weighted average shares outstanding            27,103,694      1,474,045    16,809,540       1,409,734
                                               ===========    ===========   ===========   =============

 Net (loss) per share                          $     (0.33)   $     (6.70)  $     (0.58)  $       (7.19)
                                               ===========    ===========   ===========   =============


         See accompanying note to the financial statements.

                           Med Gen, Inc.
                     Statements of Cash Flows
          For the Six Months Ended March 31, 2006 and 2005
                          (Unaudited)

                                                     2006            2005
                                                 -----------     -----------

Cash flows from operating activities:
 Net cash (used in) operating activities         $(1,120,683)    $  (566,030)
                                                 -----------     -----------
Cash flows from investing activities:
Accquisition of property and equipment                (9,174)              -
                                                 -----------     -----------
 Net cash (used in) investing activities              (9,174)              -
                                                 -----------     -----------
Cash flows from financing activities:
Borrowing on related party notes                           -         230,000
Proceeds from option exercise                            350         101,987
Proceeds from convertible debentures               1,135,000         665,000
                                                 -----------     -----------
 Net cash provided by financing activities         1,135,350         996,987
                                                 -----------     -----------

Net increase in cash                                   5,493         430,957

Beginning - cash and cash equivalents                760,934         213,708
                                                 -----------     -----------

Ending - cash and cash equivalents               $   766,427     $   644,665
                                                 ===========     ===========


         See accompanying note to the financial statements.

                           MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006
                          (UNAUDITED)


                           ------------

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

(4) Stockholders' (Deficit)

During the period from October 2005 through March 2006 the Company issued an aggregate of 12,290,000 shares of common stock for services rendered. The shares were valued at their fair market value of $225,350 which was charged to operations during the period.

During the period from October 2005 through March 2006 the Company issued an aggregate of 26,452,950 shares of common stock for the conversion $199,390 of the notes described on
Note 6.

During December 2005 the Company cancelled an aggregate of 400,000 shares of common stock which it held for issuance to settle the litigation described in Note 5.

During the period ended March 31, 2006, the Company adjusted the receivable related to common shares held by an officer from $35,000 to $350 and charged $34,650 to operations related to this repricing. The officer also paid the $350 to the Company.

Stock-based Compensation

The  Company  did not issue options during the period  ended
March 31, 2006.

A summary of stock option activity is as follows:

                                          Weighted   Weighted
                               Number      average   average
                                 of       exercise    fair
                               shares       price     value
                               -------      -----     -----
     Balance at
          September 30, 2005    9,197       $24.50   $24.50
     Granted                        -
     Exercised/Forfeited            -
                               ------
     Balance at
          March 31, 2006        9,197       $24.50   $24.50
                               ======

The following table summarizes information about fixed-price stock options at March 31, 2006:

                           Outstanding                   Exercisable
                           -----------                   -----------
               Weighted     Weighted    Weighted-
               Average      Average     Average
     Exercise   Number     Contractual  Exercise    Number       Exercise
     Prices    Outstanding    Life       Price     Exercisable    Price
     ------    -----------    ----       -----     -----------    -----
     $1.01       1,597      1.0 years    $20.20       1,597       $20.20
     $1.25       5,000      3.0 years    $25.00     100,000       $25.00
     $1.31       2,600      3.0 years    $26.20       2,600       $26.20
              --------                             --------
                 9,197                                9,197
              ========                             ========

(5)  Commitments, Concentrations and Contingencies

During  the period ended March 31, 2006, the Company derived
19%, 12% and 11% of its total sales from three customers. At
March 31, 2006, $18,000 is due from these customers.

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

During the period ended March 31, 2006, the Company recorded an additional $43,770 of post judgment interest.

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

(6)   CALLABLE SECURED CONVERTIBLE NOTES AND  DERIVATIVE
INSTRUMENT LIABILITIES

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

On October 31, 2005, the Company sold an additional $600,000 of Convertible Notes and 600,000 Warrants to the same four investors. The terms of these Convertible Notes and Warrants are the same as those previously issued, except that the conversion price is $0.04 and the exercise price of the Warrants is $0.10 per share.

On February 23, 2006, the Company sold an additional $600,000 of Convertible Notes and 600,000 Warrants to the same four investors. The terms of these Convertible Notes and Warrants are the same as those previously issued, except that the conversion price is $0.04 and the exercise price of the Warrants is $0.05 per share.

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

Because the Warrants are subject to a Registration Rights Agreement with the Note Holders, they have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly the initial fair value of the warrants, amounting to an aggregate of $1,550,481 was recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 50% and the five year life of the Warrants.

The Company is required to re-measure the fair value of the warrants at each reporting period. Accordingly, the Company re-measured the fair value of the Warrants at December 31, 2005 using the Black-Scholes valuation model based on the market price of the common stock on that date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining term of the Warrants, expected volatility of 50% and an expected life equal to the remaining term of the Warrants. This resulted in a fair market value for the warrants of $17,599 at March 31, 2006. Upon the Company meeting its obligation to register the securities, the fair value of the Warrants on that date will be reclassified to equity.

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

The conversion option related to each Convertible Note, together with the embedded call options represented by the Note Holders' right to receive interest payments and any registration rights penalties in common stock, were treated, for each Convertible Note, as a single compound derivative instrument, and were bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Black-Scholes valuation model, were recorded at their initial fair value of an aggregate of $22,829,761. Because the initial fair values of these embedded derivative instruments, together with the fair values of the Warrants that were also accounted for as derivative instrument liabilities and recorded at their fair values, exceeded the proceeds received (the face amount of the Convertible Notes), the difference was recorded as an immediate charge to income.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method.

A summary of the Callable Secured Convertible Notes and derivative instrument liabilities at March 31, 2006, is as follows:

Callable Secured Convertible Notes; 8% per annum;
    due March 30, 2008                                         $740,000
Less: face amount of Notes converted                           (321,714)
                                                             ----------
                                                                418,286
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (416,810)
                                                             ----------
                                                               $  1,476
                                                             ----------
Callable Secured Convertible Notes; 8% per annum;
    due May 25, 2008                                           $700,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (700,000)
                                                             ----------
                                                               $      -
                                                             ----------
Callable Secured Convertible Notes; 8% per annum;
    due August 23, 2008                                        $100,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (100,000)
                                                             ----------
                                                               $      -
                                                             ----------
Callable Secured Convertible Notes; 8% per annum;
    due August 31, 2008                                        $500,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (500,000)
                                                             ----------
                                                               $      -
                                                             ----------
Callable Secured Convertible Notes; 8% per annum;
    due October 31, 2008                                       $600,000
Less: unamortized discount related to warrants and           ----------
bifurcated embedded derivative instruments                     (356,782)
                                                             ----------
                                                               $243,218
                                                             ----------
Callable Secured Convertible Notes; 8% per annum;
    due February 23, 2009                                      $600,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (597,807)
                                                             ----------
                                                               $  2,193

                                                             ==========
Total carrying value at March 31, 2006                         $246,887
                                                             ==========

Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the Warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at March 31, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or Warrants.

At March 31, 2006, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                           Exercise                 Value-
                                          Price Per  Value-Issue  March 31,
Issue Date  Expiry Date                     Share       Date        2006
---------------------------------------------------------------------------

03-30-2005  03-30-2010  740,000 warrants   $0.085   $673,400$       3,210

05-25-2005  05-25-2010  700,000 warrants    0.085    693,000        3,211

08-23-2005  08-23-2010  100,000 warrants    0.085     31,000          464

08-26-2005  08-26-2010  500,000 warrants    0.090    145,000        2,339

10-31-2005  10-31-2010  600,000 warrants    0.010      6,000        2,582

02-23-2006  02-23-2009  600,000 warrants    0.050      2,081        5,729
                                                                 --------
Fair value of freestanding derivative instrument liabilities
for warrants                                                     $ 17,599
                                                                 --------


                                                                Value-
                                                  Value-Issue  March 31,
Issue Date  Expiry Date                               Date        2006
---------------------------------------------------------------------------

03-30-2005  03-30-2008 $617,676 convertible notes    $9,176,010   $1,433,863

5-25-2005  05-25-2008 $700,000 convertible notes     9,451,556     2,363,512

08-23-2005  08-23-2008 $100,000 convertible notes       413,333      329,356

08-26-2005  08-26-2008 $500,000 convertible notes     1,928,889    1,642,809

10-31-2005  10-31-2008 $500,000 convertible notes       372,000    1,939,909

02-23-2006  02-23-2009$600,000 convertible notes      1,487,973    2,148,906
                                                                  ----------
Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes           $9,858,355
                                                                  ----------
Total derivative financial instruments                            $9,875,954
                                                                  ==========


(7)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended March 31, 2006, the Company incurred a net loss of $9,712,691 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $1,652,104, $36,132,452 and $11,372,786 at March 31,
2006.

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

(8)  Subsequent Events

On April 21, 2006, the Company sold an additional $750,000 of Convertible Notes and 30,000,000 Warrants to the same four investors. The terms of these Convertible Notes and Warrants are the same as those previously issued, except that the conversion price is $0.04 and the exercise price of the Warrants is $0.05 per share.

Through May 12, 2006, the Company issued 51,912,950 shares of common stock related to the conversion of an aggregate of $503,191 of the convertible debt described in Note 6.

During April 2006 the Company settled the the litigation with Global for an aggregate of $1,250,000 payable $300,000 upon the signing of the agreement and 30 payments of $31,667 due monthly commencing wit the signing of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

Three months ended March 31, 2006 Compared with Three months ended March 31, 2004 and Six Months ended March 31, 2006
Compared with Six months ended March 31, 2005
---------------------------------------------

GENERAL
-------

The Company is now headquartered at 7284 W. Palmetto Park Rd., Suite 207, Boca Raton, Florida 33433 since January 1,2004.It does not foresee any need to further expand its 2200 sq. ft. corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.


Results of Operations
---------------------

For the 2005 second fiscal quarter ended March 31, 2006, Sales decreased 67.26% to $45,820 from $201,471. This decrease was attributable to three distinct factors:

 A. The Company has significantly reduced its retail distribution and has introduced an entirely new marketing program based on Direct To Consumer ("DTC")technologies which include newly completed websites, a Direct Mail
     Program and TV infomercial broadcasts.


Currently the Company's largest retail customers are Albertson's and Rite Aid's stores.

In general, the product's retail distribution has dropped from a peak of 30,000 retail chain locations to approximately 7000 retail chain locations. The Company anticipates that within one or two more quarters there will be a further reduction in its retail distribution of the products, while at the same time the DTC program is taking effect.


 B. The ongoing litigation settlement negotiation's severely hampered the Company's sales efforts.
     During this quarter management spent all of its efforts in working out a structured settlement with the judgment creditor. The Company did not advertise or promote the products in any manner.
     All of the Company's vendor's were reluctant to proceed with any advertising campaigns and selling efforts until the threat of bankruptcy was removed. Sales plummeted because of this factor. Internet vendors did not want to be exposed to potential preference challenges in Federal Bankruptcy Court and declined management's assurances that the Company would eventually re-settle the litigation.

 C. The Company was unable to find competent outsourcing for its internet-direct to consumer marketing programs.

For the Six months ended March 31, 2006 sales decreased 69.82% to $145,968 from $483,644,for the six months ending March 31, 2005.

The decrease in sales is attributable to the factors outlined in paragraphs A,B,and C above

Gross profit for the second quarter was <$5,859> versus $130,022 for the year ago quarter, a decrease of 105.85%. The decrease was due the large decline in sales for the quarter and the return of expired merchandise from many retail vendors who dropped the product's.

For the six months ended March 31, 2006 Gross profit was $66,139 versus $312,555 for the six months ending March 31, 2005, a decrease of 78.84%. This decrease was due the large decline in sales for the quarter and the return of expired merchandise from many retail vendors.


Gross profit margins for the quarter were non existent and down from 64.62% in the previous year ago quarter. The decrease was due to the destruction of expired product and increased costs of manufacturing.

Gross profit margins for the Six Months ending March 31,2006 decreased to 54.69% of sales down from 64.62% for the six months ending March 31, 2005. The decrease was due to increased costs of manufacturing and a decline in sales.

Operating expenses (selling, general and administrative expenses) increased to $353,765 from $309,479, an increase of 12.52%. The small increase is due to increased legal fees incurred in the settlement negotiations. Management does not believe these costs will be recurring in future quarters.


Operating expenses for the six months increased from $627,156 to $1,058,987, an increase of 41.78%. The increase for the six months is attributable to the following; $78,000 for legal fees while negotiating the settlement agreement,$180,000 was spent in advertising,$52,000 for internet websites, $40,000 for consulting and $75,000 commissions and fees related to the new loans during this period.

Operating loss was $529,274 as opposed to a loss of $365,097 in the prior year's quarter. The loss was higher because of greatly reduced sales in the quarter as compared to a year ago. Overall operating expenses on a comparative basis were about the same.


Operating loss for the Six months was $1,218,198 as compared to $620,241 for the six months a year ago. The loss was greater
As sales drastically declined and costs increased.

Interest expense decreased from $184,806 in the year ago quarter to $67,274 for this quarter. The Company did not have as much interest due this quarter as a year ago and the decline also relates to factors in derivative accounting more fully explained in the "notes to financials".

Interest expense increased for the six month period from $189,060 to $207,966.The increase is directly attributable to more borrowings from the secured lender


For the second fiscal quarter the company reported a loss of $0.33 per share versus a loss of $6.70 per share in the year ago quarter.

For the six month period comparison the Company lost $0.58 during 2006 as compared to a loss of $7.19 during 2005.

Liquidity and Capital Resources
-------------------------------

Cash on hand at March 31, 2006, was $766,427 and the Company had A working capital deficit of $1,652,104 Net cash used in operating activities was $1,120,683 during the Six months ended March 31, 2006.

Net cash used in investing activities was $9174 during the six months ended March 31, 2006.

Net cash provided by financing activities was $1,135,350 during the Six months ended March 31, 2006, which consisted of $350.00 from the proceeds from the sale of management options and $1,135,000 of net draw downs on the credit facility.

The Company has affected a 10% price increase for all of its products. The Company believes it has sufficient cash resources, and cash flow to provide for all general corporate operations in the foreseeable future, but there can be no assurance of this. The Company intends to drawdown an additional 750,000 dollars in August 2006 as part of its credit facility.

Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended
March 31, 2006, the Company incurred a net loss of $9,712,691 and has an accumulated deficit of $36,132,452 at March 31, 2006.

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

                              PART II
                              -------

Item 1.  LEGAL PROCEEDINGS

         All legal proceedings disclosed in the prior filings have been settled by the Company. The terms of the settlement were disclosed in the Company's most recent proxy filing and attached as an Exhibit for shareholder perusal.

Item 2.  CHANGE IN SECURITIES

         Not Applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 17th, 2006 the Company filed its Definitive
         Proxy Statement requesting an increase of the authorized shares from 500,000,000 to 2,500,000,000. The results of the proxy vote which are scheduled for May 29th, 2006 may be extended, if necessary to comply with any additional SEC requirements. The results of the proxy vote will be disclosed on an 8-K filing.


Item 5.  OTHER INFORMATION

         During the last six months the secured lender has converted $199,390 dollars of outstanding convertible debentures into a total of 26,462,950 common shares.



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


                                Med Gen, Inc.
                                (Registrant)


Date: May 15, 2006              By:  /s/Paul B. Kravitz
                                   --------------------------------
                                   Paul B. Kravitz
                                   Chief Executive Officer