Form 10QSB
period 2006-06-30
MED GEN INC
filed 2006-08-14
CIK 1045707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-QSB
(Mark One)
[X] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2006

                                  or

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

As of June 30, 2006, 116,697,714 shares of common stock, .001 par value per share, were outstanding.

The Company's stock trades on the OTCBB under the symbol "MDGN".

Transitional Small Business Disclosure Format (check one):

               Yes [ ]                             No [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - June 30, 2006 (Unaudited)

          Statements of Operations - Three months ended June
          30, 2006 and 2005 and Nine Months ended
          June 30, 2006 and 2005 (Unaudited)

          Statements of Cash Flows - Nine months ended June 30,
          2006 and 2005 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                               MED GEN, INC.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          Med Gen, Inc.
                          Balance Sheet
                          June 30, 2006
                           (Unaudited)



ASSETS

Current Assets
   Cash and cash equivalents                               $   644,663
    Accounts receivable                                         10,733
    Inventory                                                  102,500
    Other current assets                                         5,700
                                                           -----------
      Total Current Assets                                     763,596
                                                           -----------

Property and Equipment, net                                     33,606
                                                           -----------
Other Assets
    Deferred loan costs                                        153,472
    Prepaid expenses - derivatives                             147,856
    Deposits                                                    48,544
                                                           -----------
                                                               349,872
                                                           -----------

                                                           $ 1,147,074
                                                           ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                   $ 1,054,266
                                                           -----------
      Total Current Liabilities                              1,054,266
                                                           -----------

Derivative instruments                                      10,524,517
                                                           -----------
Convertible debentures                                         259,198
                                                           -----------

Redeemable common shares                                       200,000
                                                           -----------
Stockholders' (Deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized                                                     -
   Undesignated, 3,500,000 shares authorized                         -
    Common stock, $.001 par value, 2,495,000,000
       shares authorized, 116,697,714 shares
       issued and outstanding                                  116,698
    Paid in capital                                         26,079,925
    Accumulated (deficit)                                  (37,087,530)
                                                           -----------
                                                           (10,890,907)
                                                           -----------

                                                           $ 1,147,074
                                                           ===========

            See accompanying notes to financial statements.

                             Med Gen, Inc.
                       Statements of Operations
   For the Three Months and Nine Months Ended June 30, 2006 and 2005
                             (Unaudited)

                                                         Three Months                 Nine Months
                                                 -----------------------------------------------------------
                                                    2006           2005           2006           2005
                                                 -----------    -----------    ------------   --------------
                                                                 (Restated)                     (Restated)

Net sales                                        $    32,729    $   181,034    $    178,697    $     664,678

Cost of sales                                        141,221         99,658         221,050          270,747
                                                 -----------    -----------    ------------   --------------

Gross profit (loss)                                 (108,492)        81,376         (42,353)         393,931
                                                 -----------    -----------    ------------   --------------
Operating expenses:
  Non cash stock compensation -
   selling, general and administrative               269,070         60,000         494,420          365,640
  Selling, general and administrative expenses       503,211        557,582       1,562,198        1,184,738
                                                 -----------    -----------    ------------   --------------
                                                     772,281        617,582       2,056,618        1,550,378
                                                 -----------    -----------    ------------   --------------

(Loss) from operations                              (880,773)      (536,206)     (2,098,971)      (1,156,447)
                                                 -----------    -----------    ------------   --------------
Other (income) expense:
  Interest expense                                   484,224         47,111         692,190           56,171
  Gain on litigation settlement                     (782,848)             -        (782,848)               -
  Derivative instruments                             372,927      3,294,047       8,659,454       12,622,158
  Non cash stock interest expense                          -              -               -          180,000
                                                 -----------    -----------    ------------   --------------
                                                      74,303      3,341,158       8,568,796       12,858,329
                                                 -----------    -----------    ------------   --------------

(Loss) before income taxes                          (955,076)    (3,877,364)    (10,667,767)     (14,014,776)

Income taxes                                               -              -               -                -
                                                 -----------    -----------    ------------   --------------

Net (loss)                                       $  (955,076)   $(3,877,364)   $(10,667,767)   $ (14,014,776)
                                                 ===========    ===========    ============    =============
Per share information - basic and fully diluted:
 Weighted average shares outstanding              80,687,925     30,806,777      38,102,335       29,065,385
                                                 ===========    ===========    ============    =============

 Net (loss) per share                            $     (0.01)   $     (0.13)   $      (0.28)   $       (0.48)
                                                 ===========    ===========    ============    =============

            See accompanying notes to financial statements.

                          Med Gen, Inc.
                    Statements of Cash Flows
        For the Nine Months Ended June 30, 2006 and 2005
                           (Unaudited)


                                                      2006              2005
                                                 -------------      ------------
Cash flows from operating activities:
 Net cash (used in) operating activities         $  (1,196,513)     $   (963,390)
                                                 -------------      ------------
Cash flows from investing  activities:
 Net cash (used in) investing activities                (9,174)                -
                                                 -------------      ------------
Cash flows from financing activities:
Borrowing (repayment) of related party notes                 -          (175,000)
Proceeds from option exercise                              350           101,987
Proceeds From convertible debentures                 1,850,000         1,337,500
                                                 -------------      ------------
 Net cash provided by financing activities           1,850,350         1,264,487
                                                 -------------      ------------

Net increase in cash                                   644,663           301,097

Beginning - cash and cash equivalents                        -           213,708
                                                 -------------      ------------

Ending - cash and cash equivalents               $     644,663      $    514,805
                                                 =============      ============

            See accompanying notes to financial statements.

                          MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006
                           (UNAUDITED)
(1)  Basis Of Presentation

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

(4)  Stockholders' (Deficit)

During the period from October 2005 through June 2006, the Company issued an aggregate of 26,380,000 shares of common stock for services rendered. The shares were valued at their fair market value of $494,420 which was charged to operations during the period.

During the period from October 2005 through June 2006 the Company issued an aggregate of 72,438,750 shares of common stock for the conversion $597,179 of the notes described on Note 6 .

During December 2005 the Company cancelled an aggregate of 400,000 shares of common stock which it held for issuance to settle the litigation described in Note 5 . In addition, during June 2006, the Company issued an aggregate of 15,000,000 shares of common stock with a fair value of $435,000 as a partial payment to settle the litigation described in Note 5. The shareholders have the right in certain circumstances to redeem the 15,000,000 shares for $200,000; or have the Company issue sufficient shares, so that together with the 15,000,000 shares the total value of the shares held by these shareholders has a value of $200,000. The Company has classified $200,000 as redeemable shares in the balance sheet at June 30, 2006.

During the period ended June 30, 2006, the Company adjusted the receivable related to common shares held by an officer from $35,000 to $350 and charged $34,650 to operations related to this repricing. The officer also paid the $350 to the Company.

Stock-based Compensation

The  Company did not issue options during the period  ended  June
30, 2006.

A summary of stock option activity is as follows:
                                           Weighted     Weighted
                                Number      average      average
                                  of       exercise       fair
                                shares      price         value
                                ------      -----         -----
     Balance at
        September  30, 2005     9,197       $24.50       $24.50
     Granted                        -
     Exercised/Forfeited            -
                                -----
     Balance at
       June 30, 2006            9,197       $24.50       $24.50
                                =====

The following table summarizes information about fixed-price stock options at June 30, 2006:

                           Outstanding                   Exercisable
                           -----------                   -----------
               Weighted     Weighted      Weighted-
               Average       Average       Average
   Exercise     Number     Contractual     Exercise    Number    Exercise
   Prices     Outstanding     Life          Price    Exercisable   Price
   ------     -----------     ----          -----    -----------   -----
   $1.01         1,597      1.0 years      $20.20       1,597      $20.20
   $1.25         5,000      3.0 years      $25.00     100,000      $25.00
   $1.31         2,600      3.0 years      $26.20       2,600      $26.20
              -----------                            -----------
                 9,197                                  9,197
              ===========                            ===========

(5)  Commitments, Concentrations and Contingencies

During  the period ended June 30, 2006, the Company derived  37%,
22% and 20% of its total sales from three customers.

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

During the period ended June 30, 2006, the Company recorded an additional $43,770 of post judgment interest.

During April 2006 the Company settled the litigation by agreeing to the following:

A cash payment of $300,000
29 monthly payments of $31,667
The issuance of 15,000,000 common shares subject to registration rights

The holders of the shares shall have the right beginning on the effective date of the registration statement for a period of two years to require the Company at the Company's discretion to sell the shares back to the Company for $200,000 or require the Company to issue additional shares so that the value of the shares held by the holders is $200,000.

As a result of the settlement the Company's obligation related to the litigation was reduced by $782,848 which has been recorded as a gain on the settlement date.

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

On April 21, 2006, the Company sold an additional $750,000 of Convertible Notes and 750,000 Warrants to the same four investors. The terms of these Convertible Notes and Warrants are the same as those previously issued, except that the conversion price is $0.04 and the exercise price of the Warrants is $0.05 per share. In addition, the Company issued 30,000,000 Warrants, exercisable for a period of seven years and with an exercise price of $0.05 per share, to the same four investors, in lieu of cash interest payments on all outstanding convertible notes for the four months ending August 31, 2006.

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

Because the Warrants are subject to a Registration Rights Agreement with the Note Holders, they have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly the initial fair values of the warrants were recorded as derivative instrument liabilities. The fair values of the warrants were determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 50% and the contractual life of the Warrants.

The Company is required to re-measure the fair value of the warrants at each reporting period. Accordingly, the Company re-measured the fair value of the Warrants at June 30, 2006 using the Black-Scholes valuation model based on the market price of the common stock on that date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining term of the Warrants, expected volatility of 50% and an expected life equal to the remaining term of the Warrants. This resulted in a fair market value for the warrants of $244,582 at June 30, 2006.

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

The conversion option related to each Convertible Note, together with the embedded call options represented by the Note Holders' right to receive interest payments and any registration rights penalties in common stock, were treated, for each Convertible Note, as a single compound derivative instrument, and were bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Black-Scholes valuation model, were recorded at their initial fair values. When the initial fair values of these embedded derivative instruments, together with the fair values of the Warrants that were also accounted for as derivative instrument liabilities and recorded at their fair values, exceeded the proceeds received (the face amount of the Convertible Notes), the difference was recorded as an immediate charge to income.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method.

A summary of the Callable Secured Convertible Notes and derivative instrument liabilities at June 30, 2006, is as follows:

Callable Secured Convertible Notes; 8% per annum;
   due March 30, 2008                                           $740,000
Less: face amount of Notes converted                            (720,788)
                                                                --------
                                                                  19,212
Less: unamortized discount related to warrants and bifurcated
embedded derivative instruments                                  (19,075)
                                                                --------
                                                                $    137
                                                                --------
Callable Secured Convertible Notes; 8% per annum;
   due May 25, 2008                                             $700,000
Less: unamortized discount related to warrants and bifurcated
embedded derivative instruments                                 (700,000)
                                                                --------
                                                                $      -
                                                                --------
Callable Secured Convertible Notes; 8% per annum;
   due August 23, 2008                                          $100,000
Less: unamortized discount related to warrants and bifurcated
embedded derivative instruments                                 (100,000)
                                                                --------
                                                                $      -
                                                                --------
Callable Secured Convertible Notes; 8% per annum;
   due August 31, 2008                                          $500,000
Less: unamortized discount related to warrants and bifurcated
embedded derivative instruments                                 (500,000)
                                                                --------
                                                                $      -
                                                                --------
Callable Secured Convertible Notes; 8% per annum;
   due October 31, 2008                                         $600,000
Less: unamortized discount related to warrants and bifurcated
embedded derivative instruments                                 (340,939)
                                                                --------
                                                                $259,061

Callable Secured Convertible Notes; 8% per annum;
   due February 23, 2009                                        $600,000
Less: unamortized discount related to warrants and bifurcated
embedded derivative instruments                                 (600,000)
                                                                --------
                                                                $      -
                                                                --------

Callable Secured Convertible Notes; 8% per annum;
   due February 23, 2009                                        $750,000
Less: unamortized discount related to warrants and bifurcated
embedded derivative instruments                                 (750,000)
                                                                --------
                                                                $      -
                                                                --------

Total carrying value at June 30, 2006                           $259,198
                                                                ========

Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the Warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at June 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or Warrants.

At June 30, 2006, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                          Exercise              Value-
                                          Price Per  Value-    June 30
Issue Date  Expiry Date                     Share   Issue Date  2006
______________________________________________________________________
03-30-2005  03-30-2010  740,000 warrants    $0.085  $673,400$  1,371

05-25-2005  05-25-2010  700,000 warrants     0.085   693,000   1,410

08-23-2005  08-23-2010  100,000 warrants     0.085    31,000     207

08-26-2005  08-26-2010  500,000 warrants     0.090   145,000   1,048

10-31-2005  10-31-2010  600,000 warrants     0.010     6,000   1,157

02-23-2006  02-23-2011  600,000 warrants     0.050     2,081   3,137

04-21-2006  04-21-2011  750,000 warrants     0.050     6,932   4,069

04-21-2006  04-21-2013  30,000,000 warrrants 0.050   363,005 232,183
                                                             -------
Fair value of freestanding derivative instrument
   liabilities for warrants                                $ 244,582
                                                            --------

                                                       Value-     Value-
                                                       Issue      June 30,
Issue Date  Expiry Date                                Date        2006
__________________________________________________________________________

03-30-2005  03-30-2008  $19,212 convertible notes   $9,176,010  $   62,060

05-25-2005  05-25-2008  $700,000 convertible notes   9,451,556   2,229,836

08-23-2005  08-23-2008  $100,000 convertible notes     413,333     311,292

08-26-2005  08-26-2008  $500,000 convertible notes   1,928,889   1,552,972

10-31-2005  10-31-2008  $500,000 convertible notes     372,000   1,835,979

02-23-2006  02-23-2009  $600,000 convertible notes   1,487,973   1,776,988

04-21-2006  04-21-2009$750,000 convertible notes     1,758,445   2,510,808
                                                                 ---------
Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes        $10,279,935
                                                                ----------
Total derivative financial instruments                         $10,524,517
                                                                ==========

(7)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended June 30, 2006, the Company incurred a net loss of $10,667,767 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $290,670, $37,087,530 and $10,890,907 at June 30, 2006.

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

(8)  Subsequent Events

Through August 9, 2006, the Company issued 48,300,000 shares of common stock related to the conversion of the convertible debt of $321,050 described in Note 6 and 30,000,000 shares of common stock for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2006, Compared with three months ended June 30, 2005, and Nine Months ended June 30, 2006, compared with Nine months ended June 30,2005.

GENERAL

The Company is now headquartered at 7284 W. Palmetto Park Rd., Suite 207, Boca Raton, Florida 33433 since January 1, 2004. It does not foresee any need to further expand its 2200 sq. ft. corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.

Results of Operations
---------------------

For the quarter ended June 30, 2006, Sales decreased 81.93% to $32,729 from $181,034. This decrease was primarily caused by the Company's total shift in its business model from sales to the consumer through retail chains and distributors to direct to consumer marketing via the Internet and company maintained websites. The company no longer distributes its products in retail stores except for Albertson's and some small retailers. The Company has spent the last quarter revamping its corporate and product websites and plans on adding up to 11 additional products in order to effectively compete in the marketplace. Finally the "Un-Diet System" launch was delayed until August 15th, 2006, and this product had no impact on quarterly sales. Management believes that the fourth quarter's revenues will increase with the launch of this product line as well as increasing daily sales of its existing products. The Company has spent a large portion of its budget in the third quarter to redesign its websites and online branding and search engine marketing initiatives, including both Paid-For and Natural Search activity.

For the Nine months ended June 30, 2006 sales decreased 73.12% to $178,697 from $664,678, for the nine months ending June 30, 2005. The decrease is attributable to a decline in overall customer demand and the loss of most of the retail chain accounts as described above.

Gross profit for the third quarter was $(108,492) versus $81,376 for the year ago quarter, a decrease in excess of 100%. The decrease was due to lower sales as the Company transitioned from one business model to another. Their was no gross profit margin during the quarter ended June 30, 2006, as compared to 45.0% during the quarter ended June 30, 2005. This decrease resulted from lower sales and during this quarter our inventory that was on hand and that was returned from those retailers who no longer carried the products expired. The Company had to destroy that product.


For the nine months ended June 30, 2006, Gross profit was $(42,353) versus $393,931 for the nine months ending June 30, 2005, a decrease in excess of 100% Their was no gross profit margin for the nine months quarter ended June 30, 2006, as compared to 59.3% during the nine month's quarter ended June 30, 2005. . The decrease resulted from lower sales over the last nine months and inventory that expired and was required to be destroyed.

Operating expenses (selling, general and administrative expenses)for the 2006 quarter increased to $772,281 from $617,582, an increase of 20.04%. The small increase is due to several factors including, increased legal fees, and consultants fees.

Operating expenses for the nine months increased from $1,550,378 to $2,056,618, an increase of 24.62%. The increase for the nine months is attributable to the Company's increased non cash compensation of consultant's, expenses related to hiring an independent web-design solutions Company and legal expenses related to the re-settlement of the litigation. Management believes that several of these expenses will be non-recurring in the next fiscal quarter.

Interest expense increased from $47,111 in the year ago quarter to $484,224 for this quarter. Interest expense for the nine month period increased from $56,171 to $692,190. The increase is directly attributable to the borrowings by the Company from the four funds.
At present the Company has borrowed a gross amount of $3,990,000 through June 30, 2006, and the fund has sold 79,958,750 common shares and reduced the total outstanding debt by $719,503 through June 30, 2006.

Net loss for the 2006 period was $955,076 as opposed to a loss of $3,877,364 in the prior year's quarter. The loss was substantially lower because of lower charges related to derivative instruments, and a one time gain on the litigation settlement.

Net loss for the Nine months was $10,667,767 as compared to $14,014,776 for the nine months a year ago. The loss was substantially lower because of lower charges related to derivative instruments, and a one time gain on the litigation settlement.

For the third fiscal quarter the company reported a loss of $0.01 per share versus a loss of $0.13 per share in the year ago quarter.

For the third quarter nine month comparison the Company lost $0.28 cents as compared to a loss of $0.48 in the year ago quarter.

Liquidity and Capital Resources
-------------------------------

Cash on hand at June 30, 2005 was $644,663 and the Company had working capital of $296,676at June 30, 2006.

Net cash used in operating activities was $1,196,513 during the nine months ended June 30, 2006.

Net cash used in investing activities was $(9,174 ) during the nine months ended June 30, 2006.

Net cash provided by financing activities was $1,850,350 during the nine months ended June 30, 2006, which consisted of $350 from the proceeds from an options exercise and $1,850,000 from the convertible debentures.

The Company has affected a 5% price increase for all of its products.

The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

Basis of Reporting
------------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended June 30, 2006, the Company incurred a net loss of $10,667,767 and has an accumulated deficit of $37,087,530 at June 30, 2006.

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

Derivative instruments
----------------------

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

Not Applicable.


Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19th, 2006 the Company filed its Definitive Proxy Statement requesting an increase of the authorized shares from 500,000,000 to 2,500,000,000. The results were that the amendment passed by a majority vote of the shareholders . The Board of Directors was also elected to serve for an additional five year period.


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

                                      Med Gen, Inc.
                                      (Registrant)



Date: August 14, 2006                 By:  /s/Paul B. Kravitz
                                         ------------------------
                                         Paul B. Kravitz
                                         Chief Executive Officer