Form 10KSB
period 2006-09-30
MED GEN INC
filed 2007-01-05
CIK 1045707

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities
    Exchange Act Of 1934

    For the fiscal year ended September 30, 2006

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities
    Exchange Act Of 1934

    For the transition period from _____ to _____

                        COMMISSION FILE NUMBER 0-11-50

                              MED GEN, INC.
              ----------------------------------------------
              (Name of small business issuer in its charter)

          NEVADA                                    65-0703559
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


  7284 W. Palmetto Park Road, Suite 207
          Boca Raton, Florida                                 33434
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                Issuer's telephone number: (561) 750-1100
                                          ----------------

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

               Yes [X]                              No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $270,801

State the aggregate market value of the company's common stock held by non-affiliates as of September 30, 2006, was (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,320,299 as of September 30, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 289,311,265 Shares of Common Stock as of December 18, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

               Yes [ ]                              No [X]

Transitional Small Business Disclosure Format (check one):

               Yes [ ]                              No [X]

                         TABLE OF CONTENTS
                               INDEX


                                                                          PAGE

PART I

Item 1.    Description Of Business.                                         3
-------

Item 2.    Description Of Property.                                         8
-------

Item 3.    Legal Proceedings.                                               8
-------

Item 4.    Submission Of Matters To A Vote Of Security Holders.             9
-------

PART II

Item 5.    Market For Common Equity And Related Stockholder Matters.       10
-------

Item 6.    Management's Discussion And Analysis Or Plan Of Operation.      11
-------

Item 7.    Financial Statements.
-------

Item 8.    Changes In And Disagreements With Accountants On
-------    Accounting And Financial Disclosure.                            14

Item 8A.   Controls And Procedures                                         14

Item 8B    Other Information                                               14

PART III

Item 9.    Directors, Executive Officers, Promoters And Control
-------    Persons; Compliance With Section 16(A) Of The Exchange Act      15

Item 10.   Executive Compensation                                          15
--------

Item 11.   Security Ownership Of Certain Beneficial Owners And Management  16
--------

Item 12.   Certain Relationships And Related Transactions                  16
--------

Item 13.   Exhibits And Reports On Form 8-K                                17
--------

Item 14.   Principal Accountant and Services.                              17
--------

Signatures                                                                 18
----------

                              PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements involve risks and uncertainties, including statements regarding Med Gen, Inc. capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Med Gen, Inc. files with the SEC. These factors may cause Med Gen, Inc actual results to differ materially from any forward-looking statement. Med Gen,Inc disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

CURRENCY

All dollar amounts in this Annual Report on Form 10-KSB are presented in United States dollars unless otherwise indicated.

ITEM 1 -- DESCRIPTION OF BUSINESS

Company Background
------------------

Med Gen, Inc. (the "Company") was established under the laws of the State of Nevada in October 1996. Executive offices are located at 7284
W. Palmetto Park Road, Suite 207, Boca Raton, Florida 33433. The Company's phone number is (561) 750-1100. The Company currently operates four Web sites: www.medgen.com, www.snorenz.com, www.pain-enz.com, and www.4goodnight'sleep.com

The Company's common stock trades on the OTC Bulletin Board under the symbol "MGEN.OB"

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

SNORenz[R] is currently sold through Direct Marketing (DRTV) and Direct to Consumer (DTC) programs by way of the company owned web sites, affiliate programs and various TV Commercials and Print advertising campaigns. The company also sells retailers and wholesalers representing a marketing network in excess of 4,000 stores nationwide.

The Company also markets additional products that deploy its proprietary technology. Good Nights Sleep[TM]. Good Nights Sleep[TM] is a liquid throat spray formulation for sleep aide. Using diphenhydromine as an active ingredient, "Good Nights Sleep[TM] is the first spray liquid in this category to enter the US market. The product is now being sold on the Company web site. In August, 2006 the company completed R&D on UNDIET[R], a novel all liquid diet system featuring Hoodia Gordonii and Advantra Z[R] UNDIET[R] was test launched in October 2006 when it aired on 10 Cable TV stations, Woman's Day, Red
Book and Newsweek magazines.

Painenz[R], a roll-on topical pain relief product, has been successfully tested with Health & Wellness Club, Golf PGA and Gardner clubs and their affiliated magazines. The product has met with a better than 78% approval rating. Painenz is now being advertised in Newsweek magazine as a test for future revenue growth.

The Company also markets its products under several private labels for other distributors in the United States and overseas.

The company is working on the completion of two new products to be launched in early 2007 using its proprietary STW technology. Recently the company launched its Sonergy[R] line of nine (9) commonly used vitamin and herbal products on its web site. The line should bring greater visibility to the site and result in increased sales.


DESCRIPTION OF PRODUCTS

SNORenz[R]
----------

SNORenz[R] is an original and innovative entry into the anti- snoring industry. Never before has any company introduced a liquid throat spray to prevent or quiet the noise of snoring. Mr.Kravitz, Mr. Mitchell and Mr. Robinson were awarded a Patent on the ingredients and formula on February 13, 2001. They assigned the patent to the Company for a period of three years. The Company still utilizes the formula and all trade secrets in its manufacturing process. The medical and psychological communities have studied the causes and symptoms of sleep deprivation for many years.

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

The Biotechnology underlying Med Gen Products
---------------------------------------------

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

Because of this specialized manufacturing process, there is never a need to shake the bottle as the solution is permanently blended. The Company intends to market other over-the-counter products for alternative therapies. By way of explanation, Lipoceuticals are liposomes in a multiphasic system that contains an active ingredient in each phase. The ability to encapsulate a variety of lipophilic and hydrophilic ingredients, peptides and proteins are the obvious advantages needed to enhance delivery, improve quality and sustain product performance of SNORenz[R]. This technology is far superior and much more expensive than other emulsion type delivery systems and insures the highest possible quality available in the market today.

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

THE UNDIET[R] SYSTEM
--------------------

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

Weight Shield[TM], which is an all natural spray formulation that actually "burns" the fat intake. The reduction of fatty foods and fat intake is essential for weight control.

Simply Trim[TM], which is an all natural spray formulation that combines the appetite suppressant with the fat burning qualities. Using other additives to the formulation, the user will not only feel an immediate lessening of a desire to eat but will, if used as prescribed, prevent the "bounce back" that most dieters experience with other diet programs.

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

Marketing
---------

Med Gen products are currently sold through DRTV television and print advertising campaigns. As well as company owned and operated web sites direct to the consumer. It is also sold to distributors overseas under protective Distribution Agreements. Snorenz[R] is sold in select retail stores over the counter. A partial list of retailers that carry Med
Gen brands in the United States are: Albertsons Supermarkets, American Stores (a division of Albertsons which includes Jewel Stores, Jewel T Stores, Osco Drugs and Sav-On Drugs).

The reliance on "retail" store distribution has hurt Med Gen because of the company's inability to sustain large costs put upon it by major chain and drug stores. Additionally, the cost of consumer advertising is excessive to support "pull thru" sales at the retail levels. For this reason, the company has establsihed a direct to consumer marketing program, commonly referred to as "DTC", enhanced its web site and pointed its advertising programs towards increasing this marketing strategy.

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

The company's entree into the weight loss industry is significant to its overall strategy. The present market is in excess of $70 billion and the company belives that its UNDIET[R] System represents a unique alternative to those seeking a non-food weight loss system. A small percentage of this market will represent significant earnings for Med Gen. Management does not know of any similar program presently being marketed. This "stand alone" position represents a tremendous opportunity for Med Gen.

Dominant Customers
------------------

In fiscal year 2006 the Company's largest retail customer was Albertson's. The company has reduced its dependence on retail stores and now sells direct to its customers via TV, Radio, and Print commercials, as well as its web site.

Internet Sales
--------------

In 2002 the Company converted its marketing strategy from Direct Marketing to consumer retail store sales as a result, Internet pricing was dramatically reduced by 50% to be consistent with unit pricing in the retail network. Therefore, although unit sales remained steady, and have even slightly increased, dollar sales have dropped. This trend is expected to be reversed as a result of the new DTC approach. The Company operates four e-commerce web sites, www.snorenz.com ,www.medgen.com .,www.pain-enz.com, www.4Goodnightsleep.com. Orders from these sites average over $4,000 per month in retail sales. Other enhancements to the Company's web sites were completed in 2006, with optimization continuing through 2007.

The Company expects to show steady and important increases in future sales on its Internet site. During the third quarter of fiscal 2006 (April to June), the web site was re-designed to increase "user friendly" utilization and to offer new company products. In addition, the company has appointed an executive to head-up the Internet Sales so that there will be a concentrated effort made in this important media. Investor Relations will also be included and enhanced on the web site with more frequent up- dates than previously given. Although no sales figures can be given or estimated, the Company expects that these efforts will produce substantial increases in e-commerce sales in fiscal 2006.

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

Employees
---------

The Company currently has eight full-time employees. Paul Kravitz is the Chairman, Secretary and Chief Executive Officer of the Company; Paul S. Mitchell is President, Treasurer and Chief Operating Officer; and Jack Chien is Chief Financial Officer.

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

During the period ended June 30, 2006, the Company recorded an additional $43,770 of post judgment interest.
During April 2006 the Company settled the litigation by agreeing to the following:

*   A cash payment of $300,000
*   29 monthly payments of $31,667
* The issuance of 15,000,000 common shares subject to registration rights.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On June 5th, 2006 the Company received the certified tally of the proxy solicitation which authorized the increase of the issued and outstanding shares from 500,000,000 to 2,500,000,000 million. The authorized is comprised of 2,495,000,000 common shares and 5,000,000 preferred shares.

The vote was as follows:

     For:                 36,430,177
     Against:    	     913,489
     Abstain:     	      11,446

The Company  amended its certificate of incorporation in Nevada.

The second proposal to approve the Board of Directors for a term of five years was approved by the shareholders as follows:

     For:                 36,795,914
     Against:    	     257,925
     Abstain:    	     301,273

                              PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2006, there were approximately 3111 Common Stock shareholders consisting of both registered shareholders and those being held by the Deposit Trust Corporation in street name. Of the 231,849,471 shares outstanding, 25,865,761 were restricted and 205,984,123 were non-restricted.

As of December 29th, 2006,the latest date pre-filing of this report the Company, as a result of additional stock issuances and option exercises, has 289,311,265 shares outstanding 25,841,971 are restricted and 263,469,294 are non-restricted. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MGEN.OB". Shares first began trading on the OTC Bulletin Board in May of 2000 (prior to May, the Company's Common Stock was traded in the Pink Sheets).

The following table sets forth the high and low bid prices by month for the Company's Common Stock for fiscal years 2002 thru 2005. The following high and low bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Common Stock: Historical Price Data

  Fiscal 2002- 2005                     High        Low
  -----------------                     ----        ---
October    2002                         0.09        0.07
November   2002                         0.13        0.08
December   2002 (end first quarter)     0.10        0.07
January    2003                         0.08        0.03
February*  2003                         0.825       0.03
March      2003 (end second quarter)    1.265       0.60
April      2003                         1.312       0.62
May        2003                         1.225       0.687
June       2003 (end third quarter)     1.50        0.687
July       2003                         1.312       1.25
August     2003                         1.375       1.25
September  2003 (end fourth quarter)    1.312       0.625
October    2003                         1.437       1.1875
November   2003                         2.15        1.25
December   2003 (end first quarter)     1.80        0.95
January    2004                         1.19        0.44
February*  2004                         0.90        0.40
March      2004 (end second quarter)    1.15        0.75
April      2004                         1.312       0.62
May        2004                         1.18        0.75
June       2004 (end third quarter)     1.43        0.55
July       2004                         0.535       0.34
August     2004                         0.70        0.012
September  2004                         0.224       0.065
October    2004                         0.225       0.102
November   2004                         0.168       0.115
December   2004 (end first quarter)     0.178       0.07
January    2005                         0.85        0.65
February   2005                         0.89        0.45
March      2005 (end second quarter)    0.68        0.45
April      2005                         0.118       0.50
May        2005                         0.70        0.45
June       2005 (end third quarter)     0.06        0.032
July       2005                         0.044       0.035
August     2005                         0.057       0.016
September**2005                         0.42        0.061
October    2005                         0.061       0.035
November   2005                         0.055       0.027
December   2005 (end first quarter)     0.036       0.0008

January    2006                         0.030       0.0009
February   2006                         0.025       0.0009
March      2006 (end second quarter)    0.057       0.010
April      2006                         0.039       0.022
May        2006                         0.032       0.012
June       2006 (end third quarter)     0.051       0.011
July       2006                         0.028       0.010
August     2006                         0.013       0.005
September  2006                         0.023       0.005

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

** Starting in September 2005 the Company completed a 20:1 Reverse split. As a result the symbol was changed to MGEN

On September 30, 2006, the bid price of MDGN shares was $0.006 and the asked price was $0.0061

The Transfer agent for the Company's Common Stock is Liberty Transfer Co.,274 New York Ave, Huntington, NY 11743-2711. The telephone number is (631) 385-1616.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10- KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Risk Factors or in other parts of this Annual Report on Form 10-KSB.

Twelve months ended September 30, 2006
Compared with twelve months ended September 30, 2005
----------------------------------------------------

GENERAL

The Company has been headquartered at 7284 West Palmetto Park Road, Boca Raton, Florida 33433, since December 1999.
It leases a 2200 square foot facility. The company, under special protective contracts, has elected to outsource the manufacturing of all of its products at this time.

Results of Operations
---------------------

For the twelve months ended September 30, 2006, net sales decreased 66.24% to $270,801 from $802,127 in the prior fiscal year. The decrease in sales was due primarily to one factor: The Company ceased its distribution thru retail stores and began a direct to consumer marketing program on the internet .During the last fiscal year the Company spent money on improving the mechanical aspects of its website and focused little efforts into selling its products to retail consumers.

Gross profit for the twelve months ended September 30, 2006 was $(27,359) versus $472,058 for the same period a year ago, a decrease of 100%. This decrease relates to a substantial decrease in total sales volume for the fiscal year. Gross profit margins for the years 2006 were (10.10)% and 2005 were 58.85%,respectively. The Company had lower cost of sales which is directly attributable to the substantial loss in revenue volume over the last twelve months of operations in fiscal 2006.

For the twelve-month period ended September 30, 2006 operating expenses were $2,982,931 as compared to $9,368,644 a decrease of 68.17% from the prior fiscal year. The large decrease is due to the elimination of expensing of the costs of the litigation which amounted to $-0- in this fiscal year as compared to $1,181,191 in the prior fiscal year. This expense resulted from the adverse judicial ruling related to the settlement of the above referenced litigation. Non-cash stock compensation of $753,920 in 2006 as compared to $6,551,800 in fiscal 2005 also lowered the operating costs.

Excluding these expenses in fiscal 2006 the SG&A was $2,229,011 as compared to $1,635,653 in fiscal 2005. This represents an actual increase of 36.62%. Management hired two new employees and several consultants in fiscal 2006 to develop and revise its internet and direct to consumer marketing programs. These factors contributed to the increase in the selling, general and administrative expenses.

The operating loss decreased to $(3,010,290) as opposed to a loss of $(8,896,586) for the same twelve months period, in the prior year.

For the twelve-month periods interest expense increased to $720,521 from $253,992 primarily as a result of an increase in borrowings. The Company owes its lender approximately $4,285,440 at an 8% coupon rate as of September 30, 2006. This figure is based upon the gross conversions made by the lender through the date of the filing, (approximately $1,204,560).

For the twelve months ended September 30, 2006, the Company reported a loss of $7,906,737 ($0.10 per share) versus a loss of $12,214,900
($7.12 per share) for the same fiscal period, a year ago.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $2,841,831 during the twelve months ended September 30, 2006 as compared to $1,219,999 in the year earlier. This increase is attributed principally to a combination of substantially lower revenues which increased cash outlays throughout the fiscal year and the addition of two new computer personnel. The Company intends to attempt to lower monthly cash outlays in fiscal 2007 and conserve cash until additional financing is secured. The net loss for the year was $7,906,737 compared to $12,214,900 a year ago. The loss was adjusted for non-cash stock compensation of $753,920. This item is a non-cash outlays and affected the fiscal results for 2006.

Net cash used in investing activities was $19,845 during the twelve months ended September 30, 2006.

Net cash provided by financing activities was $3,450,350 during the twelve months ended September 30, 2006, which consisted principally of proceeds from convertible debentures ($3,450,000).

The Company launched its first advertising campaign in May -June of 2004 in order to support the sales of its products Good Night's Sleep[TM] and SNORenz[R] brands at retail store levels. Other advertising campaigns were launched in fiscal 2005 to support the company's DRTV and DTC marketing plans. Throughout 2005 and 2006 the company directed its efforts and capital to its new marketing direction and in publishing several new web sites. In 2006 the company launched a series of test commercials featuring its UNDIET[R] System. The test results were positive, to the extent that the company has now proceeded to contract with Intellivision, Inc. to produce two commercials that would start airing in late January and/or early February.

The Company intends to seek additional funding in 2007 through the sale of Common stock in order to air these commercials. The Company has continued to cut costs by eliminating staff, and eliminating one-time legal and computer and Internet related costs. Since the loss of the major retail accounts the Company has revitalized its direct sales programs via its Internet site to the public consumer. The Company's volume via this medium has slowly increased and management is exploring various ways to drive the consumer to the website.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2007.

Going Concern

The Company's financial statements are presented on a going Concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations including the settlement of certain litigation. For the years ended September 30, 2006 and 2005, the Company incurred net losses of $7,906,737 and $12,214,900.

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

In December 2004, the FASB issued SFAS 123R "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement became effective during the fiscal year ended September 30, 2006

Derivative Instruments

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

Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2006 audited financial statements.

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

Item 8B. Other Information

The Company is seeking additional funding of approximately $2,000,000 dollars to continue its business plan of operations. This may include borrowing additional capital from its lender under similar terms and conditions as prior loan agreements and or authorizing a reverse or forward split in the second quarter of 2006.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

     Name              Age               Position
     ----              ---               --------
Paul B. Kravitz        75          Chairman; Chief Executive Officer
                                   Secretary and Director

Paul S. Mitchell       54          President, Treasurer, Chief
                                   Operating Officer and Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. In 2006 at the Annual shareholders meeting the shareholders elected the Board of Directors for a five year term. Officers were elected for the same term and, subject to existing employment and consulting contracts and agreements, serve at the discretion of the Board. The Company intends to conduct an annual shareholders meeting in accordance with Nevada state law at its principal office location at 7284 West Palmetto Park Road, Boca Raton, Florida.

Paul B. Kravitz (75) is Chairman and Chief Executive Officer. He has been a member of the Board of Directors since company inception. Prior to founding Med Gen and its principal product SNORenz[R], Mr. Kravitz was the President and CEO of a public company (AppleTree Companies, Inc.) engaged in the manufacture and distribution of food supplies to convenience stores in 24 states. Annual Sales exceeded $38 million. Mr. Kravitz retired from that company in 1996.

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

Paul S. Mitchell (54) is the President and Chief Operation Officer. He has also been a Director of the Company since 1997. In 1995, Mr. Mitchell sold his food services company (the Sandwich Makers) to AppleTree, becoming that company's Chief Operating Officer. From $135,000 in sales in 1987, sales had increased to almost $5 million by the time it was sold to AppleTree. Prior to 1987, Mr. Mitchell worked for Tasty Baking Company based in Pennsylvania, and for whom he held several positions nationwide.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows that for the fiscal years ended September 30, 2004, September 30, 2005 and September 30, 2006 the cash and other compensation paid to each of the executive officers and directors of the Company.

                          Annual Compensation
                          --------------------

                                                               Awards      Other
  Name and                                        Other      Restricted    Stock
Position Held         Year    Salary   Bonus   Compensation    Stock       Awards
-------------         ----    ------   -----   ------------  ----------    ------
Paul B. Kravitz,      2006    $33,000   -0-    Options       10,000,000    175,000
Chairman & CEO,       2005    $65,000   -0-    Options          -0-           -0-
 Director             2004    $65,000   -0-    Options          -0-           -0-

Paul S. Mitchell      2006    $33,000   -0-    Options          -0-        175,000
President & COO,      2005    $65,000   -0-    Options          -0-           -0-
 Director             2004    $65,000   -0-    Options          -0-           -0-


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

-----------------------------------------------------------------------------
(1)                (2)                       (3)                    (4)
------------------------------------------------------------------------------
Title of Class     Name and Address of       Amount and Nature of   Percent of
                   Beneficial Owner          Beneficial Owner       Class
------------------------------------------------------------------------------
Common Stock       Paul B. Kravitz
                   4320 NW 101 Drive
                   Coral Springs, FL 33065   10,213,685                4.4%
------------------------------------------------------------------------------

Common Stock       Paul S. Mitchell

                   7284 W. Palmetto Pk Rd     178,680                 0.007%
                   Boca Raton, FL  33433
------------------------------------------------------------------------------

                   Directors and Executive
                   Officers as a group
                   (2 persons)              10,392,365               4.407%
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

(1)    Filed as an exhibit to this Annual Report on Form 10-KSB

(b)    The following documents are filed as part of the report:

1. Financial statements Independent Auditors Report Balance Sheet Statements Of Operations Statement of Stockholders' (Deficit) Statements of Cash Flows Notes to Financial Statements

(c)    Reports on Form 8K: The Company filed Form 8K on 06-05-2006, and
       9-12-2006.

The Registrant will send its annual report to security holders and proxy solicitation material, when required, subsequent to the filing of this form and shall furnish copies of both to the Commission when they are sent to security holders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) 	Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB will total approximately $32,000 for 2006 and 2005.

(b) 	Audit-Related Fees

During fiscal 2006 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) 	Tax Fees

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. In fiscal 2006 we will pay $1,500.

(d) 	All Other Fees

During fiscal 2006 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c)

(e) 	Audit Committees Pre-approval Policy

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

MED GEN, INC.
(Registrant)

Date: January 4, 2007



By: /s/ Paul B. Kravitz
   ------------------------
        (Signature)
Paul B. Kravitz, Chairman and CEO
(Print name and title of signing officer)

                            MED GEN, INC.
                        FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2006
                           C O N T E N T S

Reports of Independent Auditors                                 F-1

Financial Statements:

Balance Sheet                                                   F-2

Statements of Operations                                        F-3

Statement of Stockholders' (Deficit)                            F-4

Statements of Cash Flows                                        F-5

Notes to Financial Statements                                 F-6-F-23

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Med Gen, Inc.

We have audited the accompanying balance sheet of Med Gen, Inc. as of September 30, 2006, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc. as of September 30, 2006, and results of its operations and its cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP


Denver, Colorado
December 29, 2006

                          Med Gen, Inc.
                          Balance Sheet
                       September 30, 2006



ASSETS

Current Assets
    Cash and cash equivalents                           $   1,349,608
    Accounts receivable, net of reserve of $15,196             44,770
    Inventory                                                  86,509
    Other current assets                                        5,700
                                                        -------------
      Total Current Assets                                  1,486,587
                                                        -------------

Property and Equipment, net                                    36,524
                                                        -------------

Other Assets
    Deferred financing fees                                   165,955
    Deposits and other                                        194,694
                                                        -------------
                                                        $   1,883,760
                                                        =============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                $   1,058,053
   Accrued litigation judgment                                686,676
                                                        -------------
      Total Current Liabilities                             1,744,729
                                                        -------------

Derivative financial instruments                            6,511,411
                                                        -------------

Convertible debentures                                        277,842
                                                        -------------

Redeemable common shares                                      200,000
                                                        -------------

Stockholders' (deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                  -
   Undesignated, 3,500,000 shares authorized                        -
   Common stock, $.001 par value, 2,495,000,000
     shares authorized, 231,849,471 shares
     issued and outstanding                                   231,850
   Paid in capital                                         27,244,428
   Accumulated (deficit)                                  (34,326,500)
                                                        -------------
                                                           (6,850,222)
                                                        -------------

                                                        $   1,883,760
                                                        =============


          See accompanying notes to the financial statements.

                          Med Gen, Inc.
                    Statements of Operations
         For the Years Ended September 30, 2006 and 2005

                                                      2006            2005
                                                  -------------   -------------

Net sales                                         $     270,801   $     802,127

Cost of sales                                           298,160         330,069
                                                  -------------   -------------
Gross profit (loss)                                     (27,359)        472,058

Operating expenses:

  Selling, general and administrative expenses -
   non cash stock compensation - not included
   in selling, general and administrative
   expenses below                                       753,920       6,551,800
   Litigation                                                 -       1,181,191

  Selling, general and administrative expenses        2,229,011       1,635,653
                                                  -------------   -------------
                                                      2,982,931       9,368,644
                                                  -------------   -------------

(Loss) from operations                               (3,010,290)     (8,896,586)
                                                  -------------   -------------

Other (income) expense:
    Derivative instrument expense                     4,974,603       3,064,322
    Gain on the settlement of debt                     (782,848)              -
    Interest income                                     (15,829)              -
    Interest expense                                    720,521         253,992
                                                  -------------   -------------
                                                      4,896,447       3,318,314
                                                  -------------   -------------

Net (loss)                                        $  (7,906,737)  $ (12,214,900)
                                                  =============   =============

Per share information - basic and fully diluted:
   Weighted average shares outstanding               78,935,487       1,714,454
                                                  =============   =============

 Net (loss) per share                             $       (0.10)  $       (7.12)
                                                  =============   =============


          See accompanying notes to the financial statements.

                              Med Gen, Inc.
                    Statement of Stockholders' (Deficit)
               For the Years Ended September 30, 2004 and 2005



                                        Common Stock                             Receivable
                                  --------------------------     Additional      for Common    Accumulated
                                    Shares          Amount     Paid in Capital     Stock         Deficit         Total
                                  -----------      ---------   ---------------  -----------   -------------   ------------

Balance September 30, 2004          1,246,777       $  1,247   $    14,408,037  $   (54,627)  $ (14,204,863)  $    149,794

Cancellation of stock issuable
  pursuant to settlement of
  litigation                                -              -        (1,120,000)           -               -     (1,120,000)
Conversion of convertible
  debentures including embedded
  derivative instruments              832,000            832         4,419,735            -               -      4,420,567
Exercise of stock options             100,000            100           199,900     (200,000)              -              -
Payments on stock options                   -              -                 -      101,987               -        101,987
Adjustment of option price                  -              -                 -      117,640               -        117,640
Value of options issued                     -              -           120,000            -               -        120,000
Common stock issued for services      700,000            700         6,313,460            -               -      6,314,160
Common stock issued for settlement
  of litigation and subsequently
  cancelled                           400,000            400              (400)           -               -              -
Net (loss)                                  -              -                 -            -     (12,214,900)   (12,214,900)
                                  -----------      ---------   ---------------  -----------   -------------   ------------

Balance September 30, 2005          3,278,777          3,279        24,340,732      (35,000)    (26,419,763)    (2,110,752)

Conversion of convertible
  debentures including embedded
  derivative instruments          163,590,694        163,591         1,814,406            -               -      1,977,997
Common stock issued for services   50,380,000         50,380           668,890            -               -        719,270
Common shares issued for the
  settlement of litigation         15,000,000         15,000           420,000            -               -        435,000
Reduction of option exercise
  price                                     -              -                 -       34,650               -         34,650
Cash payment for options                    -              -                 -          350               -            350
Cancellation of common shares
  related to litigation              (400,000)          (400)              400            -               -              -
Net (loss)                                  -              -                 -            -      (7,906,737)    (7,906,737)
                                  -----------      ---------   ---------------  -----------   -------------   ------------
Balance September 30, 2006        231,849,471      $ 231,850   $    27,244,428  $         -   $ (34,326,500)  $ (6,850,222)
                                  ===========      =========   ===============  ===========   =============   ============



          See accompanying notes to the financial statements.

                          Med Gen, Inc.
                    Statements of Cash Flows
         For the Years Ended September 30, 2006 and 2005

                                                      2006            2005
                                                  -------------   -------------

Cash flows from operating activities:
Net (loss)                                        $  (7,906,737)  $ (12,214,900)
  Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Depreciation and amortization                          21,320          24,518
  Derivatives                                         5,232,693       4,298,243
  Common shares and options issued for services         719,270       6,551,800
  Gain on the settlement of accrued litigation         (782,848)              -
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable             (1,409)        135,029
  (Increase) decrease in inventory                       42,692          (8,332)
  Decrease in other current assets                            -               -
  (Increase) decrease in deposits and other
    assets                                             (141,959)        (18,963)
  Increase in accounts payable and accrued
    expenses                                            496,814          15,325
  Derivative classification of convertible
    debentures                                                -      (1,308,910)
  Increase (decrease) in accrued litigation            (521,667)      1,306,191
                                                  -------------   -------------
Net cash (used in) operating activities              (2,841,831)     (1,219,999)
                                                  -------------   -------------

Cash flows from investing activities:
  Acquisition of property and equipment                 (19,845)         (5,092)
                                                  -------------   -------------
Net cash (used in) investing activities                 (19,845)         (5,092)
                                                  -------------   -------------

Cash flows from financing activities:
  Proceeds from advances and notes payable
  - related parties                                           -         411,000
  Repayment of advances notes payable
  - related parties                                           -        (586,000)
  Proceeds from convertible debentures                3,450,000       1,935,000
  Financing fees                                              -         (89,670)
  Proceeds from option exercises
  - related parties                                         350         101,987
                                                  -------------   -------------
Net cash provided by financing activities             3,450,350       1,772,317
                                                  -------------   -------------

Net increase in cash                                    588,674         547,226

Beginning - cash balance                                760,934         213,708
                                                  -------------   -------------

Ending - cash balance                             $   1,349,608   $     760,934
                                                  =============   =============

Supplemental cash flow information:
  Cash paid for income taxes                      $           -   $           -
                                                  =============   =============
  Cash paid for interest                                          $      52,267
                                                  =============   =============

Non cash investing and financing activities:
  Common shares issued for accrued litigation     $     435,000   $           -
                                                  =============   =============
  Conversion of notes payable to common stock     $   1,082,236   $     122,324
                                                  =============   =============
  Reclassification of paid in capital to
  accrued litigation                              $           -   $   1,120,000
                                                  =============   =============




          See accompanying notes to the financial statements.

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006


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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2006, the Company's cash on deposit at 3 financial institutions exceeded the federally insured limits by $992,228.

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at September 30, 2006, consisted of finished goods and packaging materials.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Accounts receivable are stated net of an allowance of $15,196.

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006


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

Depreciation and Amortization

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

          Furniture and fixtures             7 years
          Office and computer equipment      5 years
          Computer software                  3 years
          Leasehold improvements             5 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

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

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006


Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $511,368 and $406,168 for the years ended September 30, 2006, and 2005. Advertising costs include agreed upon amounts withheld from payments on accounts receivable by certain customers for advertising done by the specific customer.

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

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The
provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock incentive plans.

In December 2004, the FASB issued SFAS 123R "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement became effective during the fiscal

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006


year ended September 30, 2006

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

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

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

Deferred Financing Fees

The   Company  amortizes  fees  associated  with  obtaining  debt instruments over the term of the related debt using the effective interest method. Deferred financing fees aggregated $165,955 at September 30, 2006.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006


that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments-- an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:
      a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments
that   contain   an             embedded   derivative   requiring
bifurcation

     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

     e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This   Statement  is  effective  for  all  financial  instruments acquired or issued after the beginning of our fiscal year beginning October 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

      3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending September 30, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006


quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

NOTE 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations including the settlement of certain litigation as discussed in
Note 9. For the years ended September 30, 2006 and 2005, the Company incurred net losses of $7,906,737 and $12,214,900 and has working capital and stockholders' deficits of $258,072 and $6,850,222 at September 30, 2006.

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

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising and to settle the litigation discussed in Note 8. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006, consisted of the following:

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

     Furniture and office equipment               $  79,781
     Computer equipment and software                 90,910
     Leasehold improvements                           7,657
                                                  ---------
                                                    178,348
     Accumulated depreciation and amortization     (141,824)
                                                  ---------
                                                  $  36,524
                                                  =========

Depreciation  and  amortization  expense  for  the  years   ended
September 30, 2006, and 2005 was $21,320 and $24,518.

NOTE 4. NOTES AND ADVANCES PAYABLE - RELATED PARTIES

Through September 2003 the Company had borrowed an aggregate of $875,000 from an affiliated entity. During 2004 and 2005, the Company borrowed an additional $225,000 and $286,000 from this affiliated entity. The note bears interest at 8% per annum, requires monthly interest payments and is due on demand. The Company paid interest aggregating $10,124 during 2005, related to this note. Substantially all of the Company's assets secured this loan. Through September 30, 2005, the Company repaid the entire balance of $1,386,000.

Through September 2003 the Company had borrowed an aggregate of $205,000 from an officer. During 2004 and 2005, the Company borrowed an additional $100,000 and $125,000 from this officer. The loans were due on demand and accrued interest at 10% per annum. Through September 30, 2005, the loans were repaid. The Company paid interest aggregating $0 during 2005, related to these advances.

NOTE 5. CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE
        INSTRUMENT LIABILITIES

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

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

On February 23, 2006, the Company sold an additional $600,000 of Convertible Notes and 600,000 Warrants to the same four investors. The terms of these Convertible Notes and Warrants are the same as those previously issued, except that the conversion price is $0.04 and the exercise price of the Warrants is $0.05 per share.

On April 21, 2006, the Company sold an additional $750,000 of Convertible Notes to the same four investors. The terms of these Convertible Notes and Warrants are the same as those previously issued, except that the conversion price is $0.04 and the exercise price of the Warrants is $0.05 per share. In addition, the Company issued 30,000,000 Warrants, exercisable for a period of seven years and with an exercise price of $0.05 per share, to the same four investors, in lieu of cash interest payments on all outstanding convertible notes for the four months ended August 31, 2006.

On August 10, 2006, the Company sold an additional $1,500,000 of Convertible Notes and 15,000,000 warrants to the same four investors. The terms of these Convertible Notes and Warrants are the same as those previously issued, except that the conversion price is $0.04 and the exercise price of the Warrants is $0.05 per share.

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

The Company is required to re-measure the fair value of the warrants at each reporting period. Accordingly, the Company re-measured the fair value of the Warrants at September 30, 2006 using the Black-Scholes valuation model based on the market price of the common stock on that date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006


published by the U.S. Federal Reserve, applicable to the remaining term of the Warrants, expected volatility of 50% and an expected life equal to the remaining term of the Warrants. This resulted in a fair market value for the warrants of $30,673 at September 30, 2006.

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

A summary of the Callable Secured Convertible Notes and derivative instrument liabilities at September 30, 2006, is as follows:

Callable Secured Convertible Notes; 8% per annum; due        $ 740,000
March 30, 2008

Less: face amount of Notes converted                          (740,000)
                                                             ---------
                                                                     -
                                                             ---------

Callable Secured Convertible Notes; 8% per annum; due        $ 700,000
May 25, 2008

Less: face amount of Notes converted                          (472,950)
                                                               227,050
Less: unamortized discount related to warrants and            (227,050)
                                                             ---------
                                                             $       -
                                                             ---------

Callable Secured Convertible Notes; 8% per annum; due        $ 100,000
August 23, 2008

Less: unamortized discount related to warrants and            (100,000)
bifurcated embedded derivative instruments
                                                             ---------
                                                             $       -
                                                             ---------

Callable Secured Convertible Notes; 8% per annum; due        $ 500,000
August 31, 2008

Less: unamortized discount related to warrants and            (500,000)
bifurcated embedded derivative instruments
                                                             ---------
                                                             $       -
                                                             ---------

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

Callable Secured Convertible Notes; 8% per annum; due        $ 600,000
October 31, 2008

Less: unamortized discount related to warrants and            (322,158)
bifurcated embedded derivative instruments
                                                             ---------
                                                             $ 277,842

Callable Secured Convertible Notes; 8% per annum; due        $ 600,000
February 23, 2009

Less: unamortized discount related to warrants and            (600,000)
bifurcated embedded derivative instruments
                                                             ---------
                                                             $       -
                                                             ---------

Callable Secured Convertible Notes; 8% per annum; due        $ 750,000
April 21, 2009

Less: unamortized discount related to warrants and            (750,000)
bifurcated embedded derivative instruments
                                                             ---------
                                                             $       -
                                                             ---------

Callable Secured Convertible Notes; 8% per annum; due        $ 750,000
April 21, 2009

Less: unamortized discount related to warrants and            (750,000)
bifurcated embedded derivative instruments
                                                             ---------
                                                             $       -
                                                             ---------

Total carrying value at September 30, 2006                   $ 277,842
                                                             =========


Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the Warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at September 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or Warrants.

At  September  30,  2006,  the following  derivative  liabilities
related   to   common  stock  Warrants  and  embedded  derivative
instruments were outstanding:

Issue         Expiry                         Exercise                   Value-
 Date          Date                          Price Per   Value-Issue   September
                                               Share         Date        2006
--------------------------------------------------------------------------------
03-30-2005  03-30-2010  740,000 warrants     $   0.085    $ 673,400     $    28

05-25-2005  05-25-2010  700,000 warrants         0.085      693,000          33

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

Contd...

Issue         Expiry                         Exercise                   Value-
 Date          Date                          Price Per   Value-Issue   September
                                               Share         Date        2006
--------------------------------------------------------------------------------
08-23-2005  08-23-2010  100,000 warrants         0.085       31,000           5

08-26-2005  08-26-2010  500,000 warrants         0.090      145,000          28

10-31-2005  10-31-2010  600,000 warrants         0.010        6,000          30

02-23-2006  02-23-2011  600,000 warrants         0.050        2,081         183

04-21-2006  04-21-2011  30,000,000 warrants      0.050      363,005      24,347

08-10-2006  08-10-2013  15,000,000 warrants      0.050       22,196       6,019
                                                                       --------
Fair value of freestanding derivative
instrument liabilities for warrants                                    $ 30,673
                                                                       --------

                                                                     Value -
Issue Date  Expiry Date                             Value - Issue   September 30,
                                                         Date           2006
05-25-2005  05-25-2006  $700,000 convertible notes     9,451,556      288,531

08-23-2005  08-23-2008  $100,000 convertible notes       413,333      131,609

08-26-2005  08-26-2008  $500,000 convertible notes     1,928,889      769,048

10-31-2005  10-31-2008  $500,000 convertible notes       372,000      915,997

02-23-2006  02-23-2009  $600,000 convertible notes     1,487,973      899,630

04-21-2006  04-21-2009  $750,000 convertible notes     1,758,445    1,113,291

08-10-2006  08-10-2009  $1,500,000 convertible notes   1,975,842    2,362,632
                                                                   ----------
Fair value of bifurcated embedded derivative
instrument liabilities associated with the above
convertible notes                                                  $6,480,738
                                                                   ----------

Total derivative financial instruments                             $6,511,411
                                                                   ==========


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

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

         Income tax provision at
          the federal statutory rate       34 %
         Effect of operating losses       (34)%
                                         ----
                                            -
                                         ====

As of September 30, 2006, the Company has a net operating loss carryforward of approximately $10,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2026. The deferred tax asset of approximately $3,400,000 relating to the operating loss carryforward has been fully reserved at September 30, 2006. The increase in the valuation allowance related to the deferred tax asset was $700,000 during 2006. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation and derivative instrument expense being charged to operations for financial reporting purposes. The Company may be limited in its use of this operating loss carryforward due to changes in control.

NOTE 7. STOCKHOLDERS' (DEFICIT)

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

During June 2005 the Company amended its Articles of Incorporation to authorize 5,000,000 shares of preferred stock $.001 par value and 245,000,000 shares of common stock $.001 par value. In October 2005 the Company amended its Articles of Incorporation to authorize 5,000,000 shares of preferred stock $.001 par value and 495,000,000 shares of common stock $.001 par value. In June 2006 the Company amended its Articles of Incorporation to authorize 2,495,000,000 shares of common stock $.001 par value.

During September 2005 the Company affected a one for twenty reverse stock split. All share and per share amounts have been restated to give effect to these splits.

Common stock

The aggregate receivable for shares issued to officers was $54,627 at September 30, 2004. During the year ended September 30, 2005, the Company issued 100,000 options to an officer exercisable at $2.00 per share. In addition, during the year ended September 30, 2005, this officer paid an aggregate of $101,987 towards the exercise price of the options and the options were repriced which resulted in a charge to operations of $117,640 during the year. The balance due from this officer was $35,000 at September 30, 2005. During 2006 these options were again repriced which resulted in a charge to operations of $34,650. The balance due of $350 was paid as of September 30, 2006.

At September 30, 2004, the Company recorded an aggregate of $1,120,000 related to 400,000 common shares issuable pursuant to the settlement of a lawsuit with Global. During the year ended September 30, 2005, the settlement agreement was set aside by the court and the $1,120,000 was reclassified to a liability. During

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

2006 these shares were cancelled.

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

During the year ended September 30, 2005, the holder of the debentures discussed in Note 5 converted $122,324 of debt into 832,000 shares of the Company's common stock.

During the year ended September 30, 2006, the holder of the debentures discussed in Note 5 converted $1,082,236 of debt into 163,590,694 shares of the Company's common stock.

During the year ended September 30, 2006, the Company issued 15,000,000 shares of common stock to settle litigation. These shares were valued at their fair market value of $435,000. Pursuant to the settlement agreement the Company agreed to redeem $200,000 of these shares. These shares were classified as redeemable shares at September 30, 2006.

During the year ended September 30, 2006, the Company issued 50,380,000 shares of common stock for services. These shares were valued at their fair market value of $719,270. Of these shares 10,000,000 shares valued at $120,000 were issued to an officer.

Stock-based Compensation

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

Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:

                                         2006           2005
                                     -----------     ------------
Net (loss)
   As reported                       $(7,906,737)    $(12,214,900)
   Proforma                          $(7,906,737)    $(12,294,900)

Basic and diluted (loss) per share
   As reported                          $(0.10)         $(7.12)
   Proforma                             $(0.10)         $(7.17)

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

A summary of stock option activity is as follows:

                                            Weighted     Weighted
                                Number      average      average
                                  of        exercise       fair
                                shares        price        value
                               --------     --------     --------
     Balance at
       September 30, 2004        46,710
     Granted                    100,000       $2.00         $2.00
     Exercised/Forfeited       (137,513)      $0.44         $0.44
                               --------
     Balance at
       September 30, 2005
       And 2006                   9,197      $24.50        $24.50
                               ========


The following table summarizes information about fixed-price stock options at September 30, 2006:

                           Outstanding                   Exercisable
                           -----------                   -----------

              Weighted      Weighted    Weighted-
              Average       Average      Average
Exercise       Number     Contractual   Exercise      Number      Exercise
 Prices      Outstanding     Life         Price     Exercisable    Price
--------     -----------  -----------   ---------   -----------   --------
 $1.01           1,597      1.0 years    $20.20        1,597       $20.20
 $1.25           5.000      2.0 years    $25.00      100,000       $25.00
 $1.31           2,600      2.0 years    $26.20        2,600       $26.20
               -------                               -------
                 9,197                                 9,197
               =======                               =======


NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under operating leases for gross monthly rent, including common area maintenance, of approximately $6,200. The office lease provides for no annual cost of living adjustments in the base rent and the warehouse leases provide for fixed annual increases in the base rent.

Future minimum lease payments under all non-cancelable operating leases for years ending subsequent to September 30, 2006 are as follows:

          2007    $     74,400
          2008          74,400
          2009          18,600
                  ------------
                  $    167,400
                  ============


Rent expense for the years ended September 30, 2006 and 2005 was $85,988 and $75,910.

Litigation

During May 2003 Global Healthcare Laboratories, Inc. (Global) made a claim against the Company for breach of contract under a
master   license  agreement.  Management  contended  that  Global
committed fraud and multiple breaches of the master license agreement and that the claim was without merit. The matter was re-

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

filed for the third time by the plaintiffs after two prior dismissals by the Federal courts for failure to state a cause of action. On August 31, 2004 a verdict was rendered in favor of the plaintiffs and they were awarded a judgment in the sum of $2,501,191. The Company initially intended to appeal the verdict, however on December 3, 2004, the Company and Global settled the matter as follows:

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

During the year ended September 30, 2006, the Company recorded an additional $43,770 of post judgment interest.

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

In December 2005, the Company filed litigation against CVS, Inc. The Company sold CVS in excess of $140,000 of goods and received payment of approximately $26,000 during an 18 month period. CVS terminated the product in late May 2005 and claims the Company owes them $77,000. Management cannot determine the outcome of this litigation at this time.

NOTE 9. CONCENTRATIONS

During years ended September 30, 2006 and 2005, the Company derived substantially all of its revenue from the sale of one product, SNORENZ. Credit is granted to their customers in the

                          Med Gen, Inc.
                  Notes to Financial Statements
                       September 30, 2006

normal course of business. The Company has an exclusive contract with a single manufacturing company to produce SNORENZ.

The Company's product SNORENZ will no longer be carried by WalMart. The decision was made by Walmart because of declining sales in the overall category and declining sales by its largest competitor. WalMart sales were $323,474 in 2005. They represented 40% of the annual volume of sales.

In August 2005 the Company was notified by Walgreen's that Snorenz would no longer be carried by the chain. Sales at Walgreens were $91,715 in 2005. They represented 11% of the annual sales volume.

During  2006  the Company made sales aggregating $42,033,  34,876 and  $28,248 to three customers which represent in excess of  10%
of the annual sales volume.

NOTE 10. SUBSEQUENT EVENTS

From October 1, 2006 through December 29, 2006, the Company issued 55,300,000 shares of common stock for services and 2,161,381 shares of common stock related to the conversion of convertible notes.