Form 10KSB/A
period 2006-09-30
MED GEN INC
filed 2007-02-08
CIK 1045707

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB/A

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

As of the date of this report, the Company's management, including the President (principal executive officer) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Our management, including our Chief
Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under Securities
Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8K

(a) Exhibits

EXHIBIT
NUMBER                       DESCRIPTION

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
       Act of 2002(1)

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
       Act of 2002(1)

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

                                   MED GEN, INC.


Date: February 8, 2007             By: /s/ Paul B. Kravitz
                                   ------------------------
                                   Paul B. Kravitz,
                                   Chairman and CEO

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