Form 10QSB
period 2006-12-31
MED GEN INC
filed 2007-02-20
CIK 1045707

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2006
                                   -----------------

                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
    For the transition period from ________________ to ______________

                 Commission File Number 000-29171
                                        ---------

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

          Yes [ ]                                   No [X]

As of December 31, 2006, 289,311,265 shares of common stock, .001 par value per share, were outstanding.

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements
          Balance Sheet - December 31, 2006 (Unaudited)
          Statements of Operations - Three months ended December 31, 2006 and 2005 (Unaudited).

          Statements of Cash Flows - Three months ended December 31, 2006 and 2005 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                               MED GEN, INC.


PART I - FINANCIAL INFORMATION Item 1.

Financial Statements

                               Med Gen, Inc.
                               Balance Sheet
                             December 31, 2006
                                (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                              $   808,165
    Accounts receivable, net of reserve of $15,196             39,009
    Inventory                                                  95,126
    Other current assets                                        5,700
                                                          -----------
      Total Current Assets                                    948,000
                                                          -----------

Property and Equipment, net                                    52,125
                                                          -----------

Other Assets
    Deferred financing fees                                   146,263
    Deposits and other                                        199,124
                                                          -----------
                                                          $ 1,345,512
                                                          ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                  $ 1,303,070
   Accrued litigation judgment                                591,676
                                                          -----------
      Total Current Liabilities                             1,894,746
                                                          -----------

Derivative financial instruments                            6,628,624
                                                          -----------
Convertible debentures                                        299,870
                                                          -----------

Redeemable common shares                                      200,000
                                                          -----------

Stockholders' (deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000
     shares authorized, no shares issued and
     outstanding                                                    -
   Undesignated, 3,500,000 shares authorized                        -
   Common stock, $.001 par value, 2,495,000,000
     shares authorized, 289,311,265 shares
     issued and outstanding                                   289,311
   Paid in capital                                         27,510,725
   Accumulated (deficit)                                  (35,477,764)
                                                          -----------
                                                           (7,677,728)
                                                          -----------
                                                          $ 1,345,512
                                                          ===========


            See accompanying notes to the financial statements.

                            Med Gen, Inc.
                      Statements of Operations
        For the Three Months Ended December 31, 2005 and 2006
                             (Unaudited)

                                                        2005             2006
                                                    -----------      -----------
Net sales                                           $   100,148      $   181,753

Cost of sales                                            28,150           50,707
                                                    -----------      -----------

Gross profit                                             71,998          131,046
                                                    -----------      -----------
Operating expenses:
  Selling, general and administrative expenses -
    non cash stock compensation - not included
    in selling, general and administrative
    expenses below                                       55,700          313,500
  Selling, general and administrative expenses          705,222          540,957
                                                    -----------      -----------
                                                        760,922          854,457
                                                    -----------      -----------

(Loss) from operations                                 (688,924)        (723,411)
                                                    -----------      -----------

Other (income) expense:
  Derivative instrument income                          (49,717)         349,401
  Interest income                                        (3,888)          (6,937)
  Interest expense                                      144,580           85,390
                                                    -----------      -----------
                                                         90,975          427,854
                                                    -----------      -----------

Net (loss)                                          $  (779,899)     $(1,151,265)
                                                    ===========      ===========

Per share information - basic and fully diluted:

 Weighted average shares outstanding                  6,739,173      273,622,622
                                                    ===========      ===========

 Net (loss) per share                               $     (0.12)     $     (0.00)
                                                    ===========      ===========



            See accompanying notes to the financial statements.

                            Med Gen, Inc.
                        Statements of Cash Flows
         For the Three Months Ended December 31, 2005 and 2006
                             (Unaudited)

                                                        2005             2006
                                                    -----------      -----------
Cash flows from operating activities:
Net cash (used in) operating activities             $  (745,128)     $  (525,843)
                                                    -----------      -----------

Cash flows from investing activities:
  Acquisition of property and equipment                  (9,174)         (15,600)
                                                    -----------      -----------
Net cash (used in) investing activities                  (9,174)         (15,600)
                                                    -----------      -----------

Cash flows from financing activities:
  Proceeds from convertible debentures                  575,000             -
                                                    -----------      -----------
Net cash provided by financing activities               575,000             -
                                                    -----------      -----------

Net increase in cash                                   (179,302)        (541,443)

Beginning - cash balance                                760,934        1,349,608
                                                    -----------      -----------

Ending - cash balance                               $   581,632      $   808,165
                                                    ===========      ===========







            See accompanying notes to the financial statements.

                           MED GEN, INC.
                   NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2006
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2006, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

During the period from October 2006 through December 2006, the Company issued an aggregate of 55,300,000 shares of common stock for services rendered to a significant shareholder. The shares were valued at their fair market value of $313,500 which was charged to operations during the period.

During the period from October 2006 through December 2006 the Company issued an aggregate of 2,161,381 shares of common stock for the conversion $7,089 of the notes described on Note 6.

(5)	Commitments, Concentrations and Contingencies

During the period ended December 31, 2006, the Company derived
$125,000 dollars of its total sales from consulting services.


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

During April 2006 the Company settled the litigation by agreeing to the following:

*   A cash payment of $300,000
*   29 monthly payments of $31,667
* The issuance of 15,000,000 common shares subject to registration rights

The holders of the shares shall have the right beginning on the effective date of the registration statement for a period of two years to require the Company at the Company's discretion to sell the shares back to the Company for $200,000 or require the Company to issue additional shares so that the value of the shares held by the holders is $200,000.

As a result of the settlement the Company's obligation related to the litigation was reduced by $782,848 which has been recorded as a gain on the settlement date. The balance due is $591,676 at December 31, 2006.

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

A summary of the Callable Secured Convertible Notes and derivative instrument liabilities at September 30, 2006, is as follows:

Callable Secured Convertible Notes; 8% per annum;
due March 30, 2008                                           $  740,000
Less: face amount of Notes converted                           (740,000)
                                                             ----------
                                                                      -
                                                             ----------
Callable Secured Convertible Notes; 8% per annum;
due May 25, 2008                                             $  700,000
Less: face amount of Notes converted                           (472,950)
                                                             ----------
                                                                227,050
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (227,050)
                                                             ----------
                                                             $        -
                                                             ----------

Callable Secured Convertible Notes; 8% per annum;
due August 23, 2008                                          $  100,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (100,000)
                                                             ----------
                                                             $        -
                                                             ----------

Callable Secured Convertible Notes; 8% per annum;
due August 31, 2008                                          $  500,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (500,000)
                                                             ----------
                                                             $        -
                                                             ----------

Callable Secured Convertible Notes; 8% per annum;
due October 31, 2008                                         $  600,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (322,158)
                                                             ----------
                                                             $  277,842
                                                             ----------

Callable Secured Convertible Notes; 8% per annum;
due February 23, 2009                                        $  600,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (600,000)
                                                             ----------
                                                             $        -
                                                             ----------

Callable Secured Convertible Notes; 8% per annum;
due April 21, 2009                                           $  750,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (750,000)
                                                             ----------
                                                             $        -
                                                             ----------

Callable Secured Convertible Notes; 8% per annum;
due April 21, 2009                                           $  750,000
Less: unamortized discount related to warrants and
bifurcated embedded derivative instruments                     (750,000)
                                                             ----------
                                                             $        -
                                                             ----------

Total carrying value at September 30, 2006                   $  277,842
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

At September 30, 2006, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

Issue         Expiry                         Exercise                   Value-
 Date          Date                          Price Per   Value-Issue   September
                                               Share         Date        2006
---------------------------------------------------------------------------------

03-30-2005  03-30-2010   740,000 warrants    $  0.085    $   673,400   $       28

05-25-2005  05-25-2010   700,000 warrants       0.085        693,000           33

08-23-2005  08-23-2010   100,000 warrants       0.085         31,000            5

08-26-2005  08-26-2010   500,000 warrants       0.090        145,000           28

10-31-2005  10-31-2010   600,000 warrants       0.010          6,000           30

02-23-2006  02-23-2011   600,000 warrants       0.050          2,081          183

04-21-2006  04-21-2011   30,000,000 warrants    0.050        363,005       24,347

Contd...

Issue         Expiry                         Exercise                   Value-
 Date          Date                          Price Per   Value-Issue   September
                                               Share         Date        2006
---------------------------------------------------------------------------------

08-10-2006  08-10-2013   15,000,000 warrrants   0.050         22,196        6,019
                                                                       ----------
Fair value of freestanding derivative
instrument liabilities for warrants                                    $   30,673
                                                                       ==========


Issue         Expiry                                                Value-
 Date          Date                                  Value-Issue   September
                                                         Date        2006
-----------------------------------------------------------------------------

05-25-2005  05-25-2008  $700,000 convertible notes     9,451,556      288,531

08-23-2005  08-23-2008  $100,000 convertible notes       413,333      131,609

08-26-2005  08-26-2008  $500,000 convertible notes     1,928,889      769,048

10-31-2005  10-31-2008  $500,000 convertible notes       372,000      915,997

02-23-2006  02-23-2009  $600,000 convertible notes     1,487,973      899,630

04-21-2006  04-21-2009  $750,000 convertible notes     1,758,445    1,113,291

08-10-2006  08-10-2009  $1,500,000 convertible notes   1,975,842    2,362,632
                                                                   ----------
Fair value of bifurcated embedded derivative
instrument liabilities associated with the above
convertible notes                                                  $6,480,738
                                                                   ----------
Total derivative financial instruments                             $6,511,411
                                                                   ==========

(7)	Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended December 31, 2006, the Company incurred a net loss of $1,151,265 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $946,746, $35,477,764 and $7,677,728 at December 31, 2006.

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


 On January 30th, 2007 the Company borrowed $350,000.00 dollars from its lender on the same terms and conditions of the prior fundings. The Company agreed to adjust the conversion price from 40% to 50% on all prior fundings (8 separate tranches) as part of the loan agreement.

On February 10th, 2007 the Company borrowed $350,000.00 dollars from its lender on the same terms and conditions of the prior fundings. The lender waived all prior penalties and registration penalties as part of the loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended December 31, 2006 Compared with three months ended December 31, 2005
---------------------------------------------------------------------

GENERAL

The Company is headquartered at 7284 W. Palmetto Park Rd., Suite
207,Boca Raton, Florida 33433.The Company has elected to outsource all the manufacturing of its products under protective agreements at this time.

Results of Operations
---------------------

For the 2006 first fiscal quarter ended December 31, 2006, Sales increased 81.14 % to $181,753 from $100,148.This increase is attributable principally to a one time consulting fee of $125,000. In addition, the Company launched its new updated website that offers a multitude of products. The Company has concentrated its efforts on increasing the "hits" to the website and this has equated into increased sales.

During the quarter the sales on its website slowly increased.
Management is exploring other various methods to increase traffic flow as a result of its Direct Marketing Programs and will launch several joint venture programs as well as its own TV programs in the next quarter.

Gross profit for the first quarter was $ 131,046 versus $71,998 for the year ago quarter, an increase of 45.06%. The increase was due to the consulting fee described above.

Gross profit margins for the quarter increased to 72.10% of sales up from 71.89 % in the previous year ago quarter. The increase was due to consulting fee described above.

Operating expenses (selling, general and administrative expenses) decreased $317,677 to $540,957 from $705,222, a decrease of 23.30%.
The decrease is due to several factors that include, decreased legal fees, lower operating costs, reduced travel expenses and reduced entertainment expenses. Management believes that operating expenses will continue at this modest level until sales increases force the company to increase personnel.

Operating loss was $723,411 as opposed to $688,924 in the prior year's quarter.

Interest expense decreased from $144,580 in the year ago quarter to $85,390 for this quarter. The Company secured a six month interest waiver from its debenture holders and issued them 30,000,000 warrants in lieu of interest payments to conserve cash.

For the first fiscal quarter the company reported a net loss of $1,151,265 ($0.00) per share versus a loss of $779,899 ($0.12) per share in the year ago quarter.


Liquidity and Capital Resources
-------------------------------

Cash on hand at December 31, 2006 was $808,165 and the Company had a working capital deficit of $946,746 at December 31, 2006.

Net cash used in operating activities was $525,843 during the three months ended December 31, 2006.

Net cash used in investing activities was $15,600 during the three months ended December 31, 2006.

Net cash provided by financing activities was $-0- during the quarter ended December 31, 2006.

The Company expects to introduce its new product the Un-Diet Program in the March quarter.

The Company believes it has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. However, if the company has a successful test programs with its newest TV commercials it might want to increase its budget for the purchase of additional air time. Thus, in order to avoid any disruption in business, the Company plans to raise additional capital from its present lender.

Accordingly, should we be unable to fund our expenses through our existing assets or cash, we may be required to issue shares of our common stock, which will dilute the interest of current shareholders. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we have limited revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our business plans. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:

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

Basis of Reporting
------------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended December 31, 2006, the Company incurred a net loss of $1,151,265 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $946,746, $35,477,764 and $7,677,728 at December 31, 2006.

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

FORWARD LOOKING STATEMENTS

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

                             PART II

Item 1. LEGAL PROCEEDINGS

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

In December 2005, the Company filed a litigation against CVS, Inc. The Company sold CVS in excess of $140,000 dollars of goods and received payment of approximately $26,000 during an 18 month period. CVS terminated the product in late May 2005 and claims the Company owes them $77,000 Management expects to recover fully in this litigation but cannot determine the possible outcome at this time. The Company and CVS will be entering into mutual releases and the litigation will be terminated within 30 days.

Item 2. CHANGE IN SECURITIES

Not Applicable.


Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


Item 5. OTHER INFORMATION

At December 31, 2006, $5,450,000 was borrowed by the Company and $1,212,949.30 was repaid through convertible debenture conversions into approximately 173,271,687 common shares leaving a balance owed to the lender of $4,237,050.70. On January 30th,2007 and February 10th, 2007 the Company borrowed an additional $350,000 dollars respectively, which increased the total outstanding debt as of the date of this filing to $4,937,050.70.

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