Form 10QSB/A
period 2006-12-31
MED GEN INC
filed 2007-02-27
CIK 1045707

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

                               MED GEN, INC.


PART I - FINANCIAL INFORMATION Item 1.

Financial Statements





                      Med Gen, Inc.
                      Balance Sheet
                   December 31, 2006
                       (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                            $     808,165
    Accounts receivable, net of reserve of $15,196             39,009
    Inventory                                                  95,126
    Other current assets                                        5,700
                                                        -------------
      Total Current Assets                                    948,000
                                                        -------------

Property and Equipment, net                                    52,125
                                                        -------------
Other Assets
    Deferred financing fees                                   146,263
    Deposits and other                                        199,124
                                                        -------------

                                                        $   1,345,512
                                                        =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                $   1,303,070
   Accrued litigation judgment                                591,676
                                                        -------------
      Total Current Liabilities                             1,894,746
                                                        -------------

Derivative financial instruments                            6,628,624
                                                        -------------
Convertible debentures                                        299,870
                                                        -------------

Redeemable common shares                                      200,000
                                                        -------------
Stockholders' (deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                  -
   Undesignated, 3,500,000 shares authorized                        -
   Common stock, $.001 par value, 2,495,000,000
     shares authorized, 289,311,265 shares
     issued and outstanding                                   289,311
   Paid in capital                                         27,510,725
   Accumulated (deficit)                                  (35,477,764)
                                                        -------------
                                                           (7,677,728)
                                                        -------------

                                                        $   1,345,512
                                                        =============


           See accompanying notes to the financial statements.

                          Med Gen, Inc.
                    Statements of Operations
     For the Three Months Ended December 31, 2005 and 2006
                            (Unaudited)

                                                               2005           2006
                                                           -----------    -----------
Net sales                                                  $   100,148    $   181,753

Cost of sales                                                   28,150         50,707
                                                           -----------    -----------

Gross profit                                                    71,998        131,046
                                                           -----------    -----------
Operating expenses:
  Selling, general and administrative expenses -
   non cash stock compensation - not included
   in selling, general and administrative expenses below        55,700        313,500
Selling, general and administrative expenses                   705,222        540,957
                                                           -----------    -----------
                                                               760,922        854,457
                                                           -----------    -----------

(Loss) from operations                                        (688,924)      (723,411)
                                                           -----------    -----------
Other (income) expense:
  Derivative instrument (income) expense                       (49,717)       349,401
  Interest income                                               (3,888)        (6,937)
  Interest expense                                             144,580         85,390
                                                           -----------    -----------
                                                                90,975        427,854
                                                           -----------    -----------

Net (loss)                                                 $  (779,899)   $(1,151,265)
                                                           ===========    ===========
Per share information - basic and fully diluted:

 Weighted average shares outstanding                         6,739,173    273,622,622
                                                           ===========    ===========

 Net (loss) per share                                      $     (0.12)   $     (0.00)
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

(5)  Commitments, Concentrations and Contingencies

During the period ended December 31, 2006, the Company performed consulting services for fees aggregating $125,999 for a single customer.

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

(6)   CALLABLE  SECURED  CONVERTIBLE  NOTES  AND  DERIVATIVE
INSTRUMENT LIABILITIES

Between March 30, 2005 and August 10, 2006, the Company entered into a series of eight Securities Purchase Agreements with four accredited investors ("Note Holders") for the sale of an aggregate of $5,490,000 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 48,240,000 shares of its common stock (the "Warrants"). A ninth agreement was entered into on January 31, 2007 for the sale of a further $350,000 of Convertible Notes.

The Convertible Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price which, depending on the note, is between $0.04 and $0.09 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. As of December 31, 2006, that average was $0.00403, resulting in an effective conversion price as of December 31, 2006 of $0.00242. The full principal amount of the Notes is due upon the occurrence of an event of default. The Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 25% to 50% of the principal amount, depending on the timing of such prepayment. The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

In connection with the sale of the ninth tranche on January 31, 2007, the Company agreed to reduce the conversion price of tranches two to seven (tranche one has already been fully converted) from 60% to 50% of the average market price (computed as described above).

The warrants are exercisable for a period of five or seven years from the date of issuance and have exercise prices that range from $0.05 per share to $0.10 per share.

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

Pursuant to Registration Rights Agreements entered into with the Note Holders, the Company is obligated to register for resale, within defined time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes. The terms of the Registration Rights Agreements provide that, in the event that the required registration statements are not filed or do not become effective within the required time periods, the Company is required to pay to the Note Holders as liquidated damages, an amount equal to 2% per month of the principal amount of the Convertible Notes. This amount may be paid in cash or, at the Holder's option, in shares of common stock priced at the conversion price then in effect on the date of the payment. The Company accrues any penalties incurred to date, together with an estimate of the penalties that may be incurred in the future, based on the Company's expectation of when registration statements will be filed and/or effective and when the shares obtained can be freely sold without registration under Rule 144.

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes and the Warrants are accounted for as derivative instrument liabilities (see below) in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the embedded conversion option and the Warrants were recorded as derivative instrument liabilities. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. For option-based derivative instruments, the Company estimates fair value using the Black-Scholes valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%.

The discount from the face amount of the Convertible Notes represented by the value initially assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method. In certain instances, the interest paid to date may equal or exceed the interest accrued to date under the effective interest method, resulting in the Note having no carrying value.

A summary of the 8% Callable Secured Convertible Notes at
December 31, 2006, is as follows:


                                                             Carrying Value -
                                      Principal  Unamortized    December 31,
Issue Date   Due Date   Face Amount  Outstanding  Discount         2006
-----------------------------------------------------------------------------
03-30-2005  03-30-2008  $   740,000 $         0 $         0 $         -

05-25-2005  05-25-2008      700,000     227,050     227,050           0

08-23-2005  08-23-2008      100,000     100,000     100,000           0

08-26-2005  08-26-2008      500,000     500,000     500,000           0

10-31-2005  10-31-2008      600,000     600,000     300,129     299,870

02-23-2006  02-23-2009      600,000     600,000     600,000           0

04-21-2006  04-21-2009      750,000     750,000     750,000           0

08-10-2006  08-10-2009    1,500,000   1,500,000     750,000           0
                                                           ------------
Carrying Value                                                 $299,870
                                                           ------------

At December 31, 2006, the following derivative liabilities
related to common stock Warrants and embedded derivative
instruments were outstanding:
                                    Exercise                 Value-
                                    Price Per   Value      December 31,
Issue Date  Expiry Date    Warrants  Share     Issue Date     2006
-------------------------------------------------------------------------
03-30-2005  03-30-2010      740,000  $0.085     $673,400    $    4

05-25-2005  05-25-2010      700,000   0.085      693,000         5

08-23-2005  08-23-2010      100,000   0.085       31,000         1

08-26-2005  08-26-2010      500,000   0.090      145,000         5

10-31-2005  10-31-2010      600,000   0.010        6,000         6

02-23-2006  02-23-2011      600,000   0.050        2,081        51

04-21-2006  04-21-2011   30,000,000   0.050      363,005     2,945

08-10-2006  08-10-2013   15,000,000   0.050       22,196     1,882
                                                        ------------
Fair value of freestanding derivative                       $4,899
instrument liabilities for warrants                     ------------


                         Face Amount                     Value -
                         - Convertible    Value -     December 31,
Issue Date  Expiry Date    Notes         Issue Date      2006
-------------------------------------------------------------------------
05-25-2005  05-25-2008   $700,000        9,451,556       275,370

08-23-2005  08-23-2008   $100,000          413,333       129,750

08-26-2005  08-26-2008   $500,000        1,928,889       796,926

10-31-2005  10-31-2008   $500,000          372,000       949,534

02-23-2006  02-23-2009   $600,000        1,487,973       933,359

04-21-2006  04-21-2009   $750,000        1,758,445     1,172,843

08-10-2006  08-10-2009   $1,500,000      1,975,842     2,370,842
                                                   ----------------

Fair value of bifurcated embedded                     $6,628,624
derivative instrument liabilities                  ----------------
associated with the convertible notes

Total derivative financial instruments                $6,633,523
                                                   ================

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

                                      Med Gen, Inc.
                                      (Registrant)



Date: February 26th, 2006             By:  /s/Paul B. Kravitz
                                         -----------------------
                                         Paul B. Kravitz
                                         Chief Executive Officer