Form 10QSB
period 2007-03-31
MED GEN INC
filed 2007-05-14
CIK 1045707

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB
                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2007

                                 or

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

         Yes [ ]                               No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of March 31st, 2007, 393,011,265 shares of common stock, .001 par value per share, were outstanding.

The Company's stock trades on the OTCBB under the symbol "MGEN".
Transitional Small Business Disclosure Format (check one):

         Yes [ ]                               No [X]

                                INDEX
                                -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - March 31, 2007 (Unaudited)

          Statements of Operations - Three months ended March
          31,2007 and 2006  and Six Months ended
          March 31,2007 and 2006 (Unaudited)

          Statements of Cash Flows - Six months ended March 31,
          2007 and 2006 (Unaudited).

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                             MED GEN, INC.
                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Med Gen, Inc.
                            Balance Sheet
                            March 31, 2007
                             (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                            $  1,069,518
    Accounts receivable, net of reserve of $15,196            17,989
    Inventory                                                108,694
    Other current assets                                       5,700
                                                        ------------
      Total Current Assets                                 1,201,901
                                                        ------------

Property and Equipment, net                                   38,226
                                                        ------------

Other Assets
    Deferred financing fees                                  176,571
    Deposits and other                                        45,226
                                                        ------------
                                                        $  1,461,924
                                                        ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                $  1,468,854
   Accrued litigation judgment                               496,676
                                                        ------------
      Total Current Liabilities                            1,965,530
                                                        ------------

Derivative financial instruments                           7,458,383
                                                        ------------
Convertible debentures                                       362,130
                                                        ------------

Redeemable common shares                                     200,000
                                                        ------------

Stockholders' (deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                 -
   Undesignated, 3,500,000 shares authorized                       -
   Common stock, $.001 par value, 2,495,000,000
     shares authorized, 393,011,265 shares
     issued and outstanding                                  393,011
   Paid in capital       28,089,157
   Accumulated (deficit)                                 (37,006,287)
                                                        ------------
                                                          (8,524,119)
                                                        ------------

                                                        $  1,461,924
                                                        ============




             See accompanying notes to the financial statements.

                             Med Gen, Inc.
                       Statements of Operations
    For the Three Months and Six Months Ended March 31, 2006 and 2007
                             (Unaudited)


                                            Three Months                   Six Months
                                     ----------------------------   --------------------------
                                         2006             2007          2006            2007
                                     -----------      -----------   -----------    -----------
Revenue:
Product                              $    45,820      $    20,976   $   145,968    $    77,729
Service                                        -          475,000             -        600,000
                                     -----------      -----------   -----------    -----------
                                          45,820          495,976       145,968        677,729

Cost of revenue                           51,679           80,791        79,829        165,202
                                     -----------      -----------   -----------    -----------
Gross profit                              (5,859)         415,185       66,139         512,527
                                     -----------      -----------   -----------    -----------

Operating expenses:
  Selling, general and
  administrative expenses -
    Non cash stock compensation          169,650          685,300       225,350        998,800
  Selling, general and
  administrative expenses -
    Other                                353,765          510,074     1,058,987      1,017,327
                                     -----------      -----------   -----------    -----------
                                         523,415        1,195,374     1,284,337      2,016,127
                                     -----------      -----------   -----------    -----------

(Loss) from operations                  (529,274)        (780,189)   (1,218,198)    (1,503,600)
                                     -----------      -----------   -----------    -----------

Other (income) expense:
  Interest expense                        67,274          336,376       207,966        421,766
  Interest income                              -           (5,823)            -        (12,760)
  Derivative instrument expense        8,336,244          417,780     8,286,527        767,181
                                     -----------      -----------   -----------     ----------
                                       8,403,518          748,333     8,494,493      1,176,187
                                     -----------      -----------   -----------    -----------

(Loss) before income taxes            (8,932,792)      (1,528,522)   (9,712,691)    (2,679,787)

Income taxes                                   -                -             -              -
                                     -----------      -----------   -----------    -----------

Net (loss)                           $(8,932,792)     $(1,528,522)  $(9,712,691)   $(2,679,787)
                                     ===========      ===========   ===========    ===========

Per share information
  - basic and fully diluted:

  Weighted average shares
    outstanding                       27,103,694      356,760,665    16,809,540    314,734,841
                                     ===========      ===========   ===========    ===========

 Net (loss) per share                $     (0.33)     $     (0.00)  $     (0.58)   $     (0.01)
                                     ===========      ===========   ===========    ===========


             See accompanying notes to the financial statements.

                             Med Gen, Inc.
                       Statements of Cash Flows
          For the Six Months Ended March 31, 2006 and 2007
                              (Unaudited)

                                                     2006         2007
                                                 ------------  -----------
Cash flows from operating activities:
 Net cash (used in) operating activities         $(1,120,683)  $ (964,490)
                                                 ------------  -----------

Cash flows from investing activities:
Accquisition of property and equipment                (9,174)     (15,600)
                                                 ------------  -----------
 Net cash (used in) investing activities              (9,174)     (15,600)
                                                 ------------  -----------

Cash flows from financing activities:
Proceeds from option exercise                            350            -
Proceeds from convertible debentures               1,135,000      700,000
                                                 ------------  -----------
 Net cash provided by financing activities         1,135,350      700,000
                                                 ------------  -----------

Net increase (decrease) in cash                        5,493     (280,090)

Beginning - cash and cash equivalents                760,934    1,349,608
                                                 ------------  -----------

Ending - cash and cash equivalents               $   766,427   $1,069,518
                                                 ============  ===========












             See accompanying notes to the financial statements.

                            MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2007
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

(4)     Stockholders' (Deficit)

Common stock

During the period from October 2006 through March 2007, the Company issued an aggregate of 159,000,600 shares of common stock for services rendered to a significant shareholder. The shares were valued at their fair market value of $798,800 which was charged to operations during the period.

During the period from October 2006 through March 2007 the Company issued an aggregate of 2,161,381 shares of common stock for the conversion $7,089 of the notes described on Note 6.

During February 2007 the Company issued 100,000,000 options excersizable at $.004 per share for a period of five years to officers. The fair value of these shares of $200,000 was charged to operations during the period.

                            MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2007
                            (UNAUDITED)

Stock Options

A summary of stock option activity is as follows:

                                               Weighted       Weighted
                                  Number        average       average
                                    of         exercise         fair
                                  shares         price          value
                                -----------    ---------      --------
	Balance at
          September 30, 2006          9,197    $   24.50      $  0.000
        Granted                 100,000,000    $   0.004      $  0.002
        Exercised/Forfeited               -
                                -----------
	Balance at
          March 31, 2007        100,009,197    $   0.004      $  0.002
                                ===========

The following table summarizes information about fixed-price stock options at March 31, 2007:

                                        Outstanding                          Exercisable
                         ----------------------------------------     --------------------------
                         Weighted        Weighted       Weighted-
                         Average          Average       Average
        Exercise          Number        Contractual     Exercise        Number        Exercise
        Prices          Outstanding        Life           Price       Exercisable       Price
        --------        -----------     -----------    -----------    -----------   ------------
        $0.004          100,000,000      5.0 years       $00.004      100,000,000      $00.004
        $1.010                1,597      0.5 years       $20.200            1,597      $20.200
        $1.250                5,000      1.5 years       $25.000          100,000      $25.000
        $1.310                2,600      1.5 years       $26.200            2,600      $26.200
                        -----------                                   -----------
                        100,009,197                                   100,009,197
                        ===========                                   ===========


(5)	Commitments, Concentrations and Contingencies

During the period ended March 31, 2007, the Company performed consulting services for fees aggregating $600,000 for a single customer.

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

A dispute between the parties arose and the settlement agreement was set aside by the Court and no new settlement agreement has yet been reached. Through September 30, 2005, the Company made payments to Global

                            MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2007
                            (UNAUDITED)

aggregating $75,000. At September 30, 2005, the Company recorded an accrual amounting $2,426,191 (the original judgment of $2,501,191 less the payments made of $75,000) plus post judgment interest at 7% of $169,800. During the year ended September 30, 2005, the Company charged $1,181,191 to operations for the difference between the settlement recorded during 2004 and the total judgment awarded. The Company is currently attempting to negotiate a new settlement agreement with Global. In addition, the Company issued 400,000 shares of its common stock which were held by the Company pending issuance to Global. These shares were cancelled when the settlement was set aside.

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

As a result of the settlement the Company's obligation related to the litigation was reduced by $782,848 which has been recorded as a gain on the settlement date. The balance due is $496,676 at March 31, 2007.

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

(6)      CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT
         LIABILITIES

Between March 30, 2005 and February 9, 2007, the Company entered into a series of ten Securities Purchase Agreements with four accredited investors ("Note Holders") for the sale of an aggregate of $6,190,000 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 58,240,000 shares of its common stock (the "Warrants").

The first eight tranches of the Convertible Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The ninth and tenth tranches of the Convertible Notes, issued on January 30, 2007 and February 9, 2007, bear interest at 6% and also mature after three years. The Company is not required to make any principal payments during the term of the Convertible Notes.

                            MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2007
                            (UNAUDITED)

The first through the eighth tranche of the Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price which, depending on the note, is between $0.04 and $0.09 per share or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date.

In connection with the sale of the ninth tranche on January 30, 2007, the Company agreed to reduce the conversion price of tranches two to seven (tranche one has already been fully converted) from 60% to 50% of the average market price (computed as described above).

The ninth and tenth tranches of the Convertible Notes, issued on January 30, 2007 and February 9, 2007, are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price of $0.04 per share or (ii) 60% of the average trading price, computed as described above. As of March 31, 2007, that average was $0.00430, resulting in an effective conversion price as of March 31, 2007 of $0.00258 per share for tranches nine and ten and $0.00215 per share for all previous tranches. The full principal amount of the Notes is due upon the occurrence of an event of default. The Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 25% to 50% of the principal amount, depending on the timing of such prepayment. The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The 48,240,000 warrants issued prior to December 31, 2006 are exercisable for a period of five or seven years from the date of issuance and have exercise prices that range from $0.05 per share to $0.10 per share. The 10,000,000 warrants issued in January and February 2007 in connection with tranches nine and ten have an exercise price of $0.01 per share and expire after seven years.

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

In connection with the sale of the ninth tranche on January 30, 2007, the Note Holders agreed to waive penalties incurred through that date. The effect of this waiver has been included in the Company's results for the three months ended March 31, 2007.

                            MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2007
                            (UNAUDITED)

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

A summary of the Callable Secured Convertible Notes at March 31, 2007, is as follows:

                                                                              Carrying Value -
                                                 Principal      Unamortized       March 31,
Issue Date      Due Date        Face Amount      Outstanding     Discount           2007
---------------------------------------------------------------------------------------------
03-30-2005      03-30-2008      $  740,000      $          -    $         -   $           -

05-25-2005      05-25-2008         700,000           219,961         216,381          3,580

08-23-2005      08-23-2008         100,000           100,000          99,315            685

08-26-2005      08-26-2008         500,000            500,000        496,965          3,035

10-31-2005      10-31-2008         600,000            600,000        274,630        325,370

02-23-2006      02-23-2009         600,000            600,000        593,236          6,764

04-21-2006      04-21-2009         750,000            750,000        743,514          6,486

08-10-2006      08-10-2009       1,500,000          1,500,000      1,492,287          7,713

01-30-2007      01-30-2010         350,000            350,000        345,480          4,520

02-09-2007      02-09-2010         350,000            350,000        346,022          3,977
                                                                ------------
Carrying Value                                                  $    362,130
                                                                ------------

                            MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2007
                            (UNAUDITED)


At March 31, 2007, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:


                                             Exercise                 Value -
                                              Price      Value -      March 31,
Issue Date      Expiry Date     Warrants    Per Share   Issue Date      2007
-------------------------------------------------------------------------------

03-30-2005      03-30-2010      740,000     $   0.085   $  673,400    $       2

05-25-2005      05-25-2010      700,000         0.085      693,000            2

08-23-2005      08-23-2010      100,000         0.085       31,000            -

08-26-2005      08-26-2010      500,000         0.090      145,000            3

10-31-2005      10-31-2010      600,000         0.010        6,000            3

02-23-2006      02-23-2011      600,000         0.050        2,081           33

04-21-2006      04-21-2011      30,000,000      0.050      363,005        1,924

08-10-2006      08-10-2013      15,000,000      0.050       22,196        1,264

01-30-2007      01-30-2014      5,000,000       0.010        8,321        8,448

02-09-2007      02-09-2014      5,000,000       0.010        8,019        8,481
                                                                      ---------
Fair value of freestanding derivative instrument
  liabilities for warrants                                            $  20,160
                                                                      ---------


                                 Face Amount                   Value -
                                - Convertible    Value -      March 31,
Issue Date      Expiry Date         Notes       Issue Date      2007
-------------------------------------------------------------------------

05-25-2005      05-25-2008      $     700,000   $9,451,556    $   291,927

08-23-2005      08-23-2008            100,000      413,333        136,965

08-26-2005      08-26-2008            500,000    1,928,889        711,102

10-31-2005      10-31-2008            500,000      372,000        871,234

02-23-2006      02-23-2009            600,000    1,487,973        909,552

04-21-2006      04-21-2009            750,000    1,758,445      1,160,061

08-10-2006      08-10-2009          1,500,000    1,975,842      2,511,725

01-30-2007      01-30-2010            350,000      512,077        423,952

02-09-2007      02-09-2010            350,000      494,584        421,705
                                                              -----------
Fair value of bifurcated embedded derivative
instrument liabilities associated with the
convertible notes                                             $ 7,438,223
                                                              -----------
Total derivative financial instruments                        $ 7,458,383
                                                              ===========

                            MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2007
                            (UNAUDITED)


(7)	Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended March 31, 2007, the Company incurred a net loss of $2,679,787 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $763,629, $37,006,287 and $8,524,287 at March 31, 2007.

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

Through April 2007 the Company issued 21,000,000 shares of common stock for services and 33,293,269 shares of common stock related to the settlement of litigation described in Note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------

Three months ended March 31, 2007 Compared with Three months ended March 31, 2006 and Six Months ended March 31, 2007 Compared with Six months ended March 31, 2006


GENERAL
-------

The Company is now headquartered at 7284 W. Palmetto Park Rd., Suite 207, Boca Raton, Florida 33433 since January 1,2004.It does not foresee any need to further expand its 2200 sq. ft. corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.

Results of Operations
---------------------

For the second fiscal quarter ended March 31, 2007, Sales increased 983% to $495,976 from $45,820. Although product sales decreased service revenue was $475,000 for the period.:

A. The Company has introduced several new marketing, sales and an entirely new "service" program for small emerging companies. These programs are based on Direct Response To Consumer ("DRTC") technologies which include newly completed websites, a Direct Mail Program , Affiliate internet programs and TV infomercial broadcasts. The "Service" offered to small emerging companies mirror those services that management performs for MedGen.

B. The Company hired employees for its internet-direct to consumer marketing programs. These employees have revised the website to increase the functionality and ability of the consumer to order product and ship in a timely manner. Increased customer confidence in the use of the website and the additional security provided, will hopefully revitalize the business model and enable the Company to generate sales of it products.

For the Six months ended March 31, 2007 sales increased 364% to $677,729 from $145,968, for the six months ending March 31, 2006.
Although product sales decreased service revenue was $600,000 for the period.

The increase in sales for the six month period is attributable to the same factors above.

Gross profit for the second quarter was $415,185 versus ($5,859) for the year ago quarter, an increase of 456.29%. The increase was due to the transformation of the Company into a "DRTC" marketing operation. For the six months ended March 31, 2007 Gross profit was $512,527 versus $66,139 for the six months ending March 31, 2006, an increase of 888.04%. The substantial increase was due to the numerous transformations of the Company mentioned above. Operating expenses (selling, general and administrative expenses) increased to $510,074 from $353,765, an increase of 35.93%. The increase is due to increased legal fees incurred in the quarter and the addition of another internet employee and attenuate health coverage costs. Management does not believe the legal costs will be recurring in future quarters.

Operating expenses for the six months decreased from $1,058,987 to $1,017,327 a nominal decrease.

Operating loss was $780,189 as opposed to a loss of $529,274 in the prior year's quarter. The loss was higher because of increased non-cash compensation in this quarter as compared to a year ago. The Company has adopted a policy of conserving as much cash as possible for advertising in all media and has paid numerous consultants in stock as a way of conserving cash. The Company will continue this policy over the next several quarters until sales reach at least approximately 5 million dollars on an annualized basis.

Operating loss for the Six months and three months was $1,503,600 and $780,189 as compared to $1,218,198 and $529,724 . The loss was higher because of increased non-cash compensation in this quarter as compared to a year ago. The Company has adopted a policy of conserving as much cash as possible for advertising in all media and has paid numerous consultants in stock. The Company will continue this policy over the next several quarters until sales reach at approximately $5 million annually, which cannot be assured.

Interest expense increased from $67,274 in the year ago quarter to $336,376 for this quarter. The Company does not have to pay the interest due this quarter and the increase also relates to factors in derivative accounting more fully explained in the "notes to financials".

Interest expense increased for the six-month period from $207,966 to $421,766. The Company does not have to pay the interest due this quarter and the increase also relates to factors in derivative accounting more fully explained in the "notes to financials". For the second fiscal quarter the company reported a loss of $-0-. per share versus a loss of $0.33 per share in the year ago quarter.
For the six month period comparison the Company lost $0.01 during 2007 as compared to a loss of $0.58 during 2006.

Liquidity and Capital Resources
-------------------------------

Cash on hand at March 31, 2007, was $1,069,518 and the Company had a working capital deficit of $763,629. Net cash used in operating activities was $964,490 during the Six months ended March 31, 2007. Net cash used in investing activities was $15,600 during the six months ended March 31, 2007.

Net cash provided by financing activities was $700,000 during the Six months ended March 31, 2007, which consisted of net draw downs on the credit facility.

The Company has affected a 10% price increase for all of its products. The Company believes it has sufficient cash resources, and cash flow to provide for all general corporate operations in the foreseeable future, but there can be no assurance of this. The Company intends to drawdown an additional $1,500,000 -$2,000,000 in the third and fourth quarters of fiscal 2007 from the lenders. The Company intends to launch several infomercials in the second half of the fiscal year including "Snorenz" and "Painenz" and its newest product "Fabulust."

Basis of Reporting
------------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended March 31, 2007, the Company incurred a net loss of $2,679,787 and has an accumulated deficit of $37,006,287 at March 31, 2007.

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

Item 3. Controls & Procedures

As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                               PART II
                               -------

Item 1. LEGAL PROCEEDINGS

All legal proceedings disclosed in the prior filings have been settled by the Company. The terms of the settlement were disclosed in the Company's filings

Item 2. CHANGE IN SECURITIES

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not require a proxy vote for this years annual shareholder meeting.

Item 5. OTHER INFORMATION

Based upon the remaining amount of debt owed the lender from the first three tranches due on May 25th, 2007{$320,015} the lender, under the terms of his conversion debenture may acquire up to 213,343,320 freely tradeable common shares,under Rule 144K, to reduce his debt. If the lender converts his debt into common stock and sells these shares into the market, Management believes it will have a depressive effect upon the current share price of the common stock. This is based upon the amount of dilution to all common shareholders and the daily trading volumes of the common stock as reported by the OTCBB.

As of the date of this filing the lender has made no indication that he plans on converting his debentures into common stock.

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

                                Med Gen, Inc.
                                (Registrant)

Date: May 15, 2007              By:  /s/Paul B. Kravitz
                                   --------------------------------
                                   Paul B. Kravitz
                                   Chief Executive Officer