Form 10QSB
period 2007-06-30
MED GEN INC
filed 2007-08-08
CIK 1045707

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-QSB
(Mark One)

[X] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2007

                                 or

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

As of June 30, 2007, 649,438,946 shares of common stock, .001 par value per share, were outstanding.

The Company's stock trades on the OTCBB under the symbol "MGEN".

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - June 30, 2007 (Unaudited)

          Statements of Operations - Three months ended June
          30, 2006 and 2007 and Nine Months ended
          June 30, 2006 and 2007 (Unaudited)

          Statements of Cash Flows - Nine months ended June 30,
          2006 and 2007 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                             MED GEN, INC.

                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Med Gen, Inc.
                             Balance Sheet
                             June 30, 2007
                              (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                               $   1,367,266
    Accounts receivable, net of reserve of $15,196                24,752
    Inventory                                                    101,858
    Other current assets                                           5,700
                                                           -------------
      Total Current Assets                                     1,499,576
                                                           -------------

Property and Equipment, net                                       30,191
                                                           -------------
Other Assets
    Deferred financing fees                                      156,878
    Deposits and other                                            45,089
                                                           -------------

                                                           $   1,731,734
                                                           =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable and accrued expenses                  $      84,797
    Accrued registration rights penalties
       and accrued interest                                    1,499,472
    Accrued litigation judgment                                  401,675
                                                           -------------
      Total Current Liabilities                                1,985,944
                                                           -------------

Derivative financial instruments                              10,193,618
                                                           -------------
Convertible debentures                                           455,856
                                                           -------------
Stockholders' (deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                     -
   Undesignated, 3,500,000 shares authorized                           -
   Common stock, $.001 par value, 2,495,000,000
     shares authorized, 649,438,946 shares
     issued and outstanding                                      649,439
   Paid in capital                                            28,572,630
   Accumulated (deficit)                                     (40,125,753)
                                                           -------------
                                                             (10,903,684)
                                                           -------------

                                                           $   1,731,734
                                                           =============

            See accompanying notes to financial statements.

                               Med Gen, Inc.
                          Statements of Operations
   For the Three Months and Nine Months Ended June 30, 2006 and 2007
                              (Unaudited)

                                                         Three Months                  Nine Months
                                                 --------------------------    --------------------------
                                                     2006           2007           2006           2007
                                                 -----------    -----------    -----------    -----------
Revenue
Product                                          $    32,729    $    39,170    $   178,697    $   116,899
Service                                                    -        700,000              -      1,300,000
                                                 -----------    -----------    -----------    -----------
                                                      32,729        739,170        178,697      1,416,899
                                                 -----------    -----------    -----------    -----------

Cost of sales                                        141,221        113,209        221,050        278,411
                                                 -----------    -----------    -----------    -----------

Gross profit (loss)                                 (108,492)       625,961        (42,353)     1,138,488
                                                 -----------    -----------    -----------    -----------
Operating expenses:
  Non cash stock compensation -
   selling, general and administrative               269,070        319,000        494,420      1,317,800
  Selling, general and administrative expenses       503,211        721,321      1,562,198      1,738,648
                                                 -----------    -----------    -----------    -----------
                                                     772,281      1,040,321      2,056,618      3,056,448
                                                 -----------    -----------    -----------    -----------

(Loss) from operations                              (880,773)      (414,360)    (2,098,971)    (1,917,960)
                                                  -----------   -----------    -----------    -----------
Other (income) expense:
  Interest expense                                   484,224        133,193        692,190        770,182
  Gain on litigation settlement                     (782,848)             -       (782,848)             -
  Derivative instruments                             372,927      2,447,321      8,659,454      2,999,279
  Interest income                                          -         (7,645)             -        (20,405)
                                                 -----------    -----------    -----------    -----------
                                                      74,303      2,572,869      8,568,796      3,749,056
                                                 -----------    -----------    -----------    -----------

(Loss) before income taxes                          (955,076)    (2,987,229)   (10,667,767)    (5,667,016)

Income taxes                                               -              -              -              -
                                                 -----------    -----------    -----------    -----------

Net (loss)                                       $  (955,076)  $ (2,987,229)  $(10,667,767)   $(5,667,016)
                                                 ===========   ============   ============    ===========
Per share information - basic and fully diluted:


 Weighted average shares outstanding              80,687,925    531,586,317     38,102,335    387,018,666
                                                 ===========   ============   ============    ===========
 Net (loss) per share                            $     (0.01)  $      (0.01)  $      (0.28)   $     (0.01)
                                                 ===========   ============   ============    ===========



            See accompanying notes to financial statements.

                             Med Gen, Inc.
                      Statements of Cash Flows
           For the Nine Months Ended June 30, 2006 and 2007
                             (Unaudited)



                                                 2006             2007
                                            -------------    -------------

Cash flows from operating activities:
 Net cash (used in) operating activities    $  (1,196,513)   $  (1,316,742)
                                            -------------    -------------
Cash flows from investing  activities:
 Net cash (used in) investing activities           (9,174)         (15,600)
                                            -------------    -------------
Cash flows from financing activities:
Proceeds from option exercise                         350                -
Proceeds from convertible debentures            1,850,000        1,350,000
                                            -------------    -------------
 Net cash provided by financing activities      1,850,350        1,350,000
                                            -------------    -------------

Net increase in cash                              644,663           17,658

Beginning - cash and cash equivalents                   -        1,349,608
                                            -------------    -------------

Ending - cash and cash equivalents          $     644,663    $   1,367,266
                                            =============    =============


            See accompanying notes to financial statements.

                             MED GEN, INC.
                   NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2007
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

Common stock

During the period from October 2006 through June 2007, the Company issued an aggregate of 259,400,000 shares of common stock for services rendered to Bran Ltd. a foreign consultant and former lender. The shares were valued at their fair market value of $1,117,800 which was charged to operations during the period.

During the period from October 2006 through June 2007 the Company issued an aggregate of 124,295,793 shares of common stock for the conversion $132,237 of the notes described on Note 6.

During February 2007 the Company issued 100,000,000 options excersizable at $.004 per share for a period of five years to officers. The fair value of these shares of $200,000 was charged to operations during the period.

Stock Options

A summary of stock option activity is as follows:

                                                    Weighted  Weighted
                                         Number     average   average
                                           of       exercise    fair
                                         shares      price      value
                                         ------      -----      -----
	Balance at
            September 30, 2006                9,197   $24.50   $0.000
          Granted                       100,000,000   $0.004   $0.002
          Exercised/Forfeited                     -
          Balance at                    -----------

            June 30, 2007               100,009,197   $0.004   $0.002
                                        ===========

The following table summarizes information about fixed-price stock options at June 30, 2007:

                              Outstanding                    Exercisable
                              -----------                    -----------
                  Weighted     Weighted     Weighted-
                  Average       Average      Average
     Exercise      Number     Contractual   Exercise      Number      Exercise
     Prices      Outstanding     Life         Price     Exercisable    Price
     ------      -----------     ----         -----     -----------    -----
     $0.004      100,000,000   4.8 years    $00.004    100,000,000     $00.004
     $1.010            1,597   0.3 years    $20.200          1,597     $20.200
     $1.250            5,000   1.3 years    $25.000          5,000     $25.000
     $1.310            2,600   1.3 years    $26.200          2,600     $26.200
                 -----------                           -----------
                 100,009,197                           100,009,197
                 ===========                           ===========

(5)	Commitments, Concentrations and Contingencies

During the period ended June 30, 2007, the Company performed consulting services for 7 companies for fees aggregating $1,300,000.

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

During April 2006 the Company settled the litigation by agreeing to the following:

A cash payment of $300,000
29 monthly payments of $31,667
The issuance of 15,000,000 common shares subject to registration rights

The holders of the shares shall have the right beginning on the effective date of the registration statement for a period of two years to require the Company at the Company's discretion to sell the shares back to the Company for $200,000 or require the Company to issue additional shares so that the value of the shares held by the holders is $200,000. As of June 30, 2007, the Company issued an aggregate of 48,293,269 (including the 15,000,000 shares described above) shares of common stock in full settlement of the $200,000 obligation.

As a result of the settlement the Company's obligation related to the litigation was reduced by $782,848 which has been recorded as a gain on the settlement date. The balance due is $401,675 at March 31, 2007.

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

(6)  CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT LIABILITIES

Between March 30, 2005 and June 21, 2007, the Company entered into a series of eleven Securities Purchase Agreements with four accredited investors ("Note Holders") for the sale of an aggregate of $6,840,000 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 68,240,000 shares of its common stock (the "Warrants").

The first eight tranches of the Convertible Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The ninth, tenth and eleventh tranches of the Convertible Notes, issued on

January 30, 2007, February 9, 2007 and June 21, 2007, bear interest at 6% and also mature after three years. The Company is not required to make any principal payments during the term of the Convertible Notes.

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

The ninth, tenth and eleventh tranches of the Convertible Notes, issued on January 30, 2007, February 9, 2007 and June 21, 2007, are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price of $0.04 per share or (ii) 60% of the average trading price, computed as described above. As of June 30, 2007, that average was $0.00130, resulting in an effective conversion price as of June 30, 2007 of $0.00078 per share for tranches nine, ten and eleven and $0.00065 per share for all previous tranches. The full principal amount of the Notes is due upon the occurrence of an event of default. The Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 25% to 50% of the principal amount, depending on the timing of such prepayment. The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The 68,240,000 warrants issued are exercisable for a period of five or seven years from the date of issuance and have exercise prices that range from $0.009 per share to $0.10 per share.

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

Pursuant to Registration Rights Agreements entered into with the Note Holders, the Company is obligated to register for resale, within defined time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes. The terms of the Registration Rights Agreements provide that, in the event that the required registration statements are not filed or do not become effective within the required time periods, the Company is required to pay to the Note Holders as liquidated damages, an amount equal to 2% per month of the principal amount of the Convertible Notes. This amount may be paid in cash or, at the Holder's option, in shares of common stock priced at the conversion price then in effect on the date of the payment. In connection with the sale of the ninth tranche on January 30, 2007, the Note Holders agreed to waive all penalties incurred through that date. The Company accrues any further penalties incurred to date, together with an estimate of the penalties that may be incurred in the future, based on the Company's expectation of when registration statements will be filed and/or effective and when the shares obtained can be freely sold without registration under Rule 144.

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is dependent on the price of the Company's common stock and is therefore indeterminate, the embedded conversion option of the Convertible Notes and the Warrants are accounted for as derivative instrument liabilities (see below) in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the embedded conversion options and the Warrants were recorded as derivative instrument liabilities. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. For option-based derivative instruments, the Company estimates fair value using the Black-Scholes valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%.

The discount from the face amount of the Convertible Notes represented by the value initially assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method.

A summary of the Callable Secured Convertible Notes at June 30, 2007, is as follows:

                                                                 Carrying Value -
                                       Principal    Unamortized     June 30,
Issue Date    Due Date   Face Amount  Outstanding     Discount       2007
---------------------------------------------------------------------------------
03-30-2005   03-30-2008  $  740,000   $       0     $       0     $         -

05-25-2005   05-25-2008     700,000      99,308        94,800           4,508

08-23-2005   08-23-2008     100,000     100,000        97,438           2,562

08-26-2005   08-26-2008     500,000     500,000       488,361          11,639

10-31-2005   10-31-2008     600,000     600,000       244,878         355,122

02-23-2006   02-23-2009     600,000     600,000       578,712          21,288

04-21-2006   04-21-2009     750,000     750,000       729,573          20,427

08-10-2006   08-10-2009   1,500,000   1,500,000     1,475,663          24,337

01-30-2007   01-30-2010     350,000     350,000       343,365           6,635

02-09-2007   02-09-2010     350,000     350,000       344,162           5,838

06-21-2007   06-21-2010     650,000     650,000       646,500           3,500
                                                                  -----------
Carrying Value                                                    $   455,856
                                                                  -----------

At June 30, 2007, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                           Number of  Exercise    Value -    Value -
Issue Date   Expiry Date   Warrants   Price Per  Issue Date  June 30,
                                                   Share       2007
---------------------------------------------------------------------
03-30-2005   03-30-2010     740,000    $0.085    $673,400  $       -

05-25-2005   05-25-2010     700,000     0.085     693,000          -

08-23-2005   08-23-2010     100,000     0.085      31,000          -

08-26-2005   08-26-2010     500,000     0.090     145,000          -

10-31-2005   10-31-2010     600,000     0.100       6,000          -

02-23-2006   02-23-2011     600,000     0.050       2,081          -

04-21-2006   04-21-2011  30,000,000     0.050     363,005         22

08-10-2006   08-10-2013  15,000,000     0.050      22,196         19

01-30-2007   01-30-2014   5,000,000     0.010       8,321      1,121

02-09-2007   02-09-2014   5,000,000     0.010       8,019      1,130

06-21-2007   06-21-2014  10,000,000     0.009       1,945      1,430
                                                          ----------
Fair value of freestanding derivative instrument
liabilities for warrants                                      $3,722
                                                          ----------

                           Face Amount                     Value -
                           -Convertible      Value -      June 30,
Issue Date   Expiry Date      Notes         Issue Date      2007
--------------------------------------------------------------------
05-25-2005   05-25-2008     $700,000        $9,451,556   $   160,929

08-23-2005   08-23-2008      100,000           413,333       166,888

08-26-2005   08-26-2008      500,000         1,928,889       913,151

10-31-2005   10-31-2008      500,000           372,000     1,115,006

02-23-2006   02-23-2009      600,000         1,487,973     1,156,938

04-21-2006   04-21-2009      750,000         1,758,445     1,471,880

08-10-2006   08-10-2009    1,500,000         1,975,842     3,157,697

01-30-2007   01-30-2010      350,000           512,077       535,363

02-09-2007   02-09-2010      350,000           494,584       533,916

06-21-2007   06-21-2010      650,000         1,047,596       978,128
                                                         -----------
Fair value of bifurcated embedded derivative instrument
liabilities associated with the convertible notes        $10,189,896
                                                         -----------

Total derivative financial instruments                   $10,193,618
                                                         ===========

(7)	Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended June 30, 2007, the Company incurred a net loss of $5,667,016 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $486,367, $40,125,753 and $10,903,684 at June 30, 2007.

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

(8)	Subsequent Events

Through July 24, 2007, the Company issued 175,309,374 shares of common stock for as follows:

          Services:           76,000,000
	Note conversions: 	99,309,374

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2007, Compared with three months ended June 30, 2006, and Nine Months ended June 30, 2007, compared with Nine months ended June 30,2006.

GENERAL

The Company is now headquartered at 7284 W. Palmetto Park Rd., Suite 207, Boca Raton, Florida 33433 since January 1, 2004. The Company intends to move to a new, larger location by the end of the fiscal year 2006. The Company has elected to outsource the manufacturing of all its products at this time.

Results of Operations
---------------------

For the quarter ended June 30, 2007, Sales increased to $739,170 from $32,729. This increase is attributable to the Company's providing of financial consulting services which accounted for $700,000 of the quarterly revenue. The Company has advised seven public companies over the last nine months on investment relations and ancillary management techniques. For the Nine months ended June 30, 2007 sales increased to $1,416,899 from $178,697, for the nine months ending
June 30, 2006. The increase is attributable to the Company's providing of financial consulting services which accounted for $1,300,000 of the nine months revenue. Sales of the Company's products were down by approximately $60,000 on a comparative nine month basis. This decline was due to market testing of several advertising campaigns which required extensive re-editing and building of the Company's website, which curtailed marketing efforts of the product lines.

Gross profit for the third quarter was $625,961 versus $(108,492) for the year ago quarter. The increase was due to minimal expenses related to the financial services revenue.

For the nine months ended June 30, 2007, Gross profit was $1,138,488 versus $(42,353) for the nine months ending June 30, 2006. The increase was due to minimal expenses related to the financial services revenue.

Operating expenses (selling, general and administrative expenses) for the 2007 quarter increased to $1,040,321 from $772,281, an increase of 25.77%. The increase is due to several factors including, increased legal fees, and consultants fees.

Operating expenses for the nine months increased from $2,056,618 to $3,056,448, an increase of 32.82%. The increase for the nine months is attributable to the Company's increased non cash compensation of consultants and increased legal expenses related to foreign trademark registrations and the acquisition of certain www.com website names.

Interest expense decreased from $484,224 in the year ago quarter to $133,193 for this quarter. Interest expense for the nine month period increased from $692,190 to $770,182. The increase is directly attributable to the increase of the borrowings by the Company from the four funds. At present the Company has borrowed a gross amount of $6,840,000 through June 30, 2007, and the fund has sold 295,406,300 common shares and reduced the total outstanding debt by $1,072,342 through the date of this filing.

Net loss for the 2007 period was $2,987,229 as opposed to a loss of $955,076 in the prior year's quarter. The loss was substantially higher because of much higher charges related to derivative instruments.

Net loss for the Nine months was $5,667,016 as compared to $10,667,767 for the nine months a year ago. The loss was substantially lower because of lower charges related to derivative instruments.

For the third fiscal quarter the company reported a loss of $0.01 per share versus a loss of $0.01 per share in the year ago quarter.

For the third quarter nine month comparison the Company lost $0.01 cents as compared to a loss of $0.28 in the year ago quarter.


Liquidity and Capital Resources
-------------------------------

Cash on hand at June 30, 2007 was $1,367,266 and the Company had working capital of $(486,368) at June 30, 2007.

Net cash used in operating activities was $1,316,742 during the nine months ended June 30, 2007.

Net cash used in investing activities was $15,600 during the nine months ended June 30, 2007.

Net cash provided by financing activities was $1,350,000 during the nine months ended June 30, 2007, which consisted of borrowings under convertible debentures.

The Company has affected a 5% price increase for all of its products.

The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations through the end of the fiscal year.

Net cash provided by financing activities was $1,350,350 during the nine months ended June 30, 2007, which consisted of $1,350,000 from the convertible debentures.

The Company has affected a 5% price increase for all of its products. The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future.

Basis of Reporting
------------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended June 30, 2007, the Company incurred a net loss of $5,667,016 and has an accumulated deficit of $40,125,753 at June 30, 2007.

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

In December 2005, the Company filed litigation against CVS, Inc. The Company sold CVS in excess of $140,000 dollars of goods and received payment of approximately $26,000 during an 18 month period. CVS terminated the product in late May 2005 and claims the Company owes them $77,000. The litigation was settled whereby each party released the other from its claims.

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

                                      Med Gen, Inc.
                                      (Registrant)

Date: August 8, 2007                 By:/s/Paul B. Kravitz
                                         ------------------------
                                         Paul B. Kravitz
                                         Chief Executive Officer