Form 10KSB
period 2007-09-30
MED GEN INC
filed 2008-01-02
CIK 1045707

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of the Securities
    Exchange Act Of 1934

    For the fiscal year ended September 30, 2007

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities
    Exchange Act Of 1934

    For the transition period from _____ to _____

                        COMMISSION FILE NUMBER 0-11-50

                              MED GEN, INC.
              ----------------------------------------------
              (Name of small business issuer in its charter)

          NEVADA                                    65-0703559
-------------------------------       -----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


     7280 W. Palmetto Park Road, Suite 306
            Boca Raton, Florida                            33433
   ----------------------------------------               ----------
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

               Yes [X]                              No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:$1,765,160

State the aggregate market value of the company's common stock held by non-affiliates as of September 30, 2006, was (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $626,330.14 as of September 30, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,325,632,936 Shares of Common Stock as of December 27th, 2007.

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
----------

                              PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements involve risks and uncertainties, including statements regarding Med Gen, Inc. capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Med Gen, Inc. files with the SEC. These factors may cause Med Gen, Inc actual results to differ materially from any forward-looking statement. Med Gen,Inc. disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

CURRENCY

All dollar amounts in this Annual Report on Form 10-KSB are presented in United States dollars unless otherwise indicated.

ITEM 1 -- DESCRIPTION OF BUSINESS

Company Background
------------------

Med Gen, Inc. (the "Company") was established under the laws of the State of Nevada in October 1996. Executive offices are located at 7280
W. Palmetto Park Road, Suite 306, Boca Raton, Florida 33433. The
Company's phone number is (561) 750-1100. The Company currently operates five (5) Web sites: www.medgen.com, www.snorenz.com, www.pain-enz.com, and www.4goodnight'sleep.com and www.fabulust.com.
             ------------------------

The Company's common stock trades on the OTC Bulletin Board under the symbol"MGEN.OB"

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

In 2005, because of a need to fund its new Direct to Consumer marketing plan (DTC) which, essentially shut off revenue created from the retail sales of its products. This conversion was estimated to cost over $2M. To help finance this conversion and future growth, management started a Financial Consulting service, offering their years of experience, insight and practical know-how to officers of other Public Companies.

The idea caught on with the company's lenders and they recommended potential clients. This, along with other contacts, were the building blocks that produced earnings during this reporting period for the company. Earnings exceeded $1.3 million and provided the majority of capital necessary to continue the marketing conversion as well as the completion of the company's newest product FabULustT.

Shareholders might view this as a change of direction for the company. The explanation (above) and past published reports,have further explained that management has no intention of changing the major focus of the company. The greatest assets of our company can be found in our stable of uniquely designed products. These products, which have been carefully researched address markets that exceed $100 Billion and will eventually grow Med Gen.

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

SNORenz[R] is currently sold through Direct Marketing (DRTV) and Direct to Consumer (DTC) programs by way of the company owned web sites, affiliate programs and various TV Commercials and Print advertising campaigns. The company also sells retailers and wholesalers nationwide.


The Company also markets additional products that deploy its proprietary technology. Good Nights Sleep[TM]. Good Nights Sleep[TM] is a liquid throat spray formulation for sleep aide. The company offers two versions of formulations, one is all natural and the other uses the popular diphenhydromine as an active ingredient, "Good Nights Sleep[TM] is the first spray liquid in this category to enter the US market. The product is now being sold on the Company web site. In August, 2006 the company completed R&D on UNDIET[R], a novel all liquid diet system featuring Hoodia Gordonii and Advantra Z[R] UNDIET[R] was test launched in October 2006 when it aired on 10 Cable TV stations, Woman's Day, Red Book and Newsweek magazines.

Painenz[R], a roll-on topical pain relief product, has been successfully tested with Health & Wellness Club, Golf PGA and Gardner clubs and their affiliated magazines. The product has met with a better than 78% approval rating. Painenz is now being advertised in Newsweek magazine as a test for future revenue growth.

Fab U Lust [TM] is the company's newest product. It is a specialized formula used to enhance sexual stimulation in women. The product will be featured in magazines and several TV commercials. In December 2007, the company signed a one year contract with Sunset Thomas, a popular "Porn" star to act as the products spokesperson. The agreement calls for her to appear in TV and Print Commercials as well as specific personal appearances.

The Company also markets its products under several private labels for other distributors in the United States and overseas.

The company is working on the completion of two new products to be launched in 2008 using its proprietary STW technology. Recently the company launched its Sonergy[R] line of nine (9) commonly used vitamin and herbal products on its web site. The line should bring greater visibility to the site and result in increased sales.


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

Fab U Lust [TM]
---------------
Fab U Lust [TM] departing from its STW System, Med Gen has designed a Roll-On Dispenser to dispense the ingredients (a closely held formula) for a female clitoral stimulant. This addresses the needs of an estimated 100 million women who have difficulty reaching orgasm.

CigarHolder [TM]
----------------
The company has created a novel design for the resting of cigars. The CigarHolder, made of hard plastic, features a novel clip and holder capable of holding two cigars. The device can be clipped to a table, steering wheel, handlebar or almost any object. The company has a patent pending on the device and has already started marketing efforts. While this might seem as a departure for the company, management feels as though any product that is enjoyed by so many people, creating calm and relaxation and that enjoys a high consumer demand, should be considered as health inducing and a substantial opportunity to create revenue for the company.

Marketing
---------

Med Gen products are currently sold through DRTV television and print advertising campaigns. As well as company owned and operated web sites direct to the consumer. It is also sold to distributors overseas under protective Distribution Agreements. Snorenz[R]continues to be sold in select retail stores, although on a very limited basis as an over the counter product. It is difficult to know the number of independent retailers that carry Snorenz[R] because the product is sold thru distributors. However, the following stores carry Snorenz[R] and buys direct from the company. Albertsons Supermarkets, American Stores
(a division of Albertsons which includes Jewel Stores, Jewel T Stores, Osco Drugs and Sav-On Drugs).

Previously, the reliance on "retail" store distribution has hurt Med Gen because of the company's inability to sustain large costs put upon it by major chain and drug stores. Additionally, the cost of consumer advertising is excessive to support "pull thru" sales at the retail levels. For this reason, the company has established a direct to consumer marketing program, commonly referred to as "DTC", enhanced its web site and pointed its advertising programs towards increasing this marketing strategy.

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

Not including international sales generated from its Internet site, the Company has distributors to sell its alternate brands in Australia, New Zealand, Japan, China and Korea. The Company fully expects to be able to piggyback additional products through this distribution network in the future.

Spokesperson Agreement
----------------------

On December 15, 2007 the company signed a 1 year Agreement with Sunset Thomas (Princess of Porn) to promote the company's newest product Fab U Lust[TM]. Sunset will appear in Company commercials and advertising materials. The Agreement calls for an initial signing Bonus of $10,000 and Royalty payments based on volume of sales. A Bonus Royalty is to be paid after the sales reach 1 million dispensers sold. As part of the Agreement, Sunset will promote the product in her upcoming Vavoom TV shows and her motion pictures and personal appearances.

         COMPETITION, MARKET SHARE AND INDUSTRY ENVIRONMENT

As a general overview, management has selected products and categories that enjoy huge consumer markets and tremendous growth opportunities. The products are all unique in some aspect, whether it be in the formulation or the delivery system. Management believes that because of this, it can realize substantial growth with a reasonably small investment in advertising dollars, reinvesting its profits back into advertising to continue the upward trend.

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

The company's entree into the weight loss industry is significant to its overall strategy. The present market is in excess of $70 billion and the company believes that its UNDIET[R] System represents a unique alternative to those seeking a non-food weight loss system. A small percentage of this market will represent significant earnings for Med Gen. Management does not know of any similar program presently being marketed. This "stand alone" position represents a tremendous opportunity for Med Gen.

Sex sells, and although it is difficult to obtain any reliable data, it is reported to be a $100 billion industry. The company's newest product Fab U Lust[TM] addresses the often hidden needs of women who have difficulty reaching orgasm and as a result eliminates the joy of sexual activity with their partners. Fab U Lust[TM}, in development for a year, has a unique formulation that incorporates a roll-on applicator. The combination titillates the clitoris and allows the women to easily reach orgasms.

Dominant Customers
------------------

In fiscal year 2007 the Company's largest retail customer was Albertson's. The company has reduced its dependence on retail stores and now sells direct to its customers via TV, Radio, and Print commercials, as well as its web site.

Internet Sales
--------------

In 2002 the Company converted its marketing strategy from Direct Marketing to consumer retail store sales as a result, Internet pricing was dramatically reduced by 50% to be consistent with unit pricing in the retail network. Therefore, although unit sales remained steady, and have even slightly increased, dollar sales have dropped. This trend is expected to be reversed as a result of the new DTC approach. The Company operates four e-commerce web sites, www.snorenz.com, www.medgen.com .,www.pain-enz.com, www.4Goodnightsleep.com. Orders from these sites average over $4,000 per month in retail sales. Other enhancements to the Company's web sites were completed in 2006, with optimization continuing through 2007.

The Company expects to show steady and important increases in future sales on its Internet site. During the third quarter of fiscal 2008 (April to June), the web site was re-designed to increase "user friendly" utilization and to offer new company products. In addition, the company has appointed an executive to head-up the Internet Sales so that there will be a concentrated effort made in this important media. Investor Relations will also be included and enhanced on the web site with more frequent up- dates than previously given. Although no sales figures can be given or estimated, the Company expects that these efforts will produce substantial increases in e-commerce sales in fiscal 2008.

Patents, Trademarks and Licenses
--------------------------------

The name "SNORenz[R]" is a registered trademark, owned by the Company, and issued by the United States Patent and Trademark Office (Reg. No. 2,210,381 - 12/15/98). An application of renewal has recently been filed. The Company also owns the trademark registration for the Good Nights Sleep product.

The Company has registered SNORenz[R] in Korea and Snoraway[R] and Good Night's Sleep[R] in all countries participating in the EU as a Community Trademark. It has also registered Fab U Lust [TM] in Europe and the United States.

Financial Services Division:
----------------------------

In early 2005 management formed a Financial Services Division creating and additional revenue source that would provide the capital necessary for the completion of its business plan for marketing its line of products.

The company over the past year serviced 11 clients and now has 7 active clients for which it provides consulting and other services. The company has substantially increased its revenue and as a result of this influx of capital has been able to invest in several new TV, Print and Radio commercials for its products. The additional capital aided in the completion of the Fab U Lust [TM] and CigarHolder [TM] product lines.

The future of this division is dependent on its continued success and company financial needs. Certainly management points, with great pride, to the over $1.7 million in revenue generated by the division in fiscal 2007, which was used to fund the gap caused by the significant drop in product revenue caused by the decision to change marketing direction to DTC, finish the R&D and the development of its new web sites as well as produce, test and air several commercials plus the introduction of two new products, Fab U Lust[TM] and CigarHolder[TM]. A substantial amount of this capital will be used to buy the air-time for the already produced commercials. These commercials are expected to air during the second, third and fourth quarters of fiscal 2008.

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

ITEM 2. DESCRIPTION OF PROPERTY

The office is located at 7280 W. Palmetto Park Road, Suite 306, Boca Raton, Florida 33433. The telephone number at this address is (561) 750-1100. This location will significantly reduce the duplicity of handling and its related costs as well as reduce overhead. It will also simplify inventory controls.

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

A dispute between the parties arose and the settlement agreement was set aside by the Court. Through September 30, 2005, the Company made payments to Global aggregating $75,000. At September 30, 2005, the Company has recorded an accrual amounting $2,426,191 (the original judgment of $2,501,191 less the payments made of $75,000) plus post judgment interest at 7% of $169,800. During the year ended September 30, 2005, the Company charged $1,181,191 to operations for the difference between the settlement recorded during 2004 and the total judgment awarded. The Company is currently attempting to negotiate a new settlement agreement with Global. In addition, the Company issued
400,000 shares of its common stock which were held by the Company pending issuance to Global. These shares were cancelled when the settlement was set aside.

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

During April 2007 the Company issued an additional 33,293,269 shares of common stock in settlement of all common shares due under the agreement including the right to have the Company repurchase the 15,000,000 shares.

The Company has made timely payments on its obligations and has 8 payments of $31,667 left to liquidate this entire obligation. In April 2008 the plaintiff will file a satisfaction of judgment , as long as the payments are current. The company expects that it will liquidate the entire amount by August 31st, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:


NONE







PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2007, there were approximately 2114 Common Stock shareholders consisting of both registered shareholders and those being held by the Deposit Trust Corporation in street name. Of the 1,271,098,028 shares outstanding, 25,865,761 were restricted and 1,245,232,267 were non-restricted.

As of December 29th, 2007,the latest date pre-filing of this report the Company, as a result of additional stock issuances and option exercises, has 2,325,632,936 shares outstanding 25,841,971 are restricted and 2,299,790,965 are non-restricted. The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MGEN.OB".Shares first began trading on the OTC Bulletin Board in May of 2000 (prior to May 2000, the Company's Common Stock was traded in the Pink Sheets).

The following table sets forth the high and low bid prices by month for the Company's Common Stock for fiscal years 2003 thru 2006. The following high and low bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Common Stock: Historical Price Data


  Fiscal 2003- 2006                     High        Low
  -----------------                     ----        ---

October*   2003                         1.437       1.1875
November   2003                         2.15        1.25
December   2003 (end first quarter)     1.80        0.95
January    2004                         1.19        0.44
February   2004                         0.90        0.40
March      2004 (end second quarter)    1.15        0.75
April      2004                         1.312       0.62
May        2004                         1.18        0.75
June       2004 (end third quarter)     1.43        0.55
July       2004                         0.535       0.34
August     2004                         0.70        0.012
September  2004                         0.224       0.065
October    2004                         0.225       0.102
November   2004                         0.168       0.115
December   2004 (end first quarter)     0.178       0.07
January    2005                         0.85        0.65
February   2005                         0.89        0.45
March      2005 (end second quarter)    0.68        0.45
April      2005                         0.118       0.50
May        2005                         0.70        0.45
June       2005 (end third quarter)     0.06        0.032
July       2005                         0.044       0.035
August     2005                         0.057       0.016
September**2005                         0.42        0.061
October    2005                         0.061       0.035
November   2005                         0.055       0.027
December   2005 (end first quarter)     0.036       0.0008




January    2006                         0.030       0.0009
February   2006                         0.025       0.0009
March      2006 (end second quarter)    0.057       0.010
April      2006                         0.039       0.022
May        2006                         0.032       0.012
June       2006 (end third quarter)     0.051       0.011
July       2006                         0.028       0.010
August     2006                         0.013       0.005
September  2006                         0.025       0.005
October    2006                         0.008       0.006
November   2006                         0.006       0.005
December   2006 (end first quarter)     0.009       0.004
January    2007                         0.006       0.004
February   2007                         0.005       0.004
March      2007 (end second quarter)    0.005       0.004
April      2007                         0.004       0.003
May        2007                         0.003       0.002
June       2007 (end third quarter)     0.002       0.001
July       2007                         0.002       0.001
August     2007                         0.001       0.0007
September  2007                         0.0007      0.0005

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

** Starting in September 2005 the Company completed a 20:1 Reverse split. As a result the symbol was changed to MGEN

On September 30, 2007, the bid price of MDGN shares was $0.0005 and the asked price was $0.0006

The Transfer agent for the Company's Common Stock is Continental Stock Transfer and Trust Company,17 Battery Place, NYC, NY 10004. The telephone number is (212)509-4000.

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

Twelve months ended September 30, 2007
Compared with twelve months ended September 30, 2006
----------------------------------------------------

GENERAL

The Company is headquartered at 7280 West Palmetto Park Road, Suite 306 Boca Raton, Florida 33433, since November 1, 2007. From 1999 to
October 31, 2007 the company occupied space at 7284 W. Palmetto Park Rd. in the same complex. The move was necessary to accommodate new hires and expanding business.

It leases a 4000 square foot facility. The company, under special protective contracts, has elected to outsource the manufacturing of all of its products at this time.

Results of Operations
---------------------

For the twelve months ended September 30, 2007, net sales increased 651.83% to $1,765,160 from $270,801 in the prior fiscal year. The increase in sales was due primarily to one factor: The Company opened a financial services division which accounted for $1,616,970 of the sales.

Gross profit for the twelve months ended September 30, 2007 was $1,173,292 versus $(27,359) for the same period a year ago. This increase relates to a substantial increase in total sales volume for the fiscal year. Gross profit margins for the years 2007 were 66.46% and 2006 were 0% respectively. The Company had lower cost of sales which is directly attributable to the substantial increase in revenue volume over the last twelve months of operations in fiscal 2007. The financial services revenue has a much lower cost associated with its revenue than product revenue sales.

For the twelve-month period ended September 30, 2007 operating expenses were $3,824,495 as compared to $2,982,931 an increase of 22.01% from the prior fiscal year.

The increase is due to the Non-cash stock compensation of $1,478,800, as compared to $753,920 in fiscal 2005.

Excluding these expenses in fiscal 2007 the SG&A was $2,345,695 as compared to $2,229,011 in fiscal 2006. This represents an actual increase of 4.98%. Management hired two new employees and several consultants in fiscal 2007 to develop and revise its internet and direct to consumer marketing programs. These factors contributed to a small increase in the selling, general and administrative expenses.

The operating loss decreased to $(2,651,203) as opposed to a loss of $(3,010,290) for the same twelve months period, in the prior year.

For the twelve-month periods interest expense decreased to $586,734 from $720,521 primarily as a result of a derivative adjustment. The Company owes its lender approximately $5,700,000 at an 8% coupon rate as of September 30, 2007. This figure includes the gross conversions made by the lender through the date of the filing, approximately $1,540,000).

Derivative losses aggregated $12,256,452 in 2007 as compared to $4,974,603 in 2006.

During 2006 the Company recorded $782,848 gain on the settlement of debt.

For the twelve months ended September 30, 2007, the Company reported a loss of $15,465,777($0.03 per share) versus a loss of $7,906,737

($0.10 per share) for the same fiscal period, a year ago.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $1,758,999 during the twelve months ended September 30, 2007 as compared to $2,841,831 in the year earlier. This decrease is attributed principally to a combination of a higher loss in 2007 offset by an increase in derivatives.
The Company intends to attempt to lower monthly cash outlays in fiscal 2008 and conserve cash until additional financing is secured. The net loss for the year was $15,465,777 compared to $7,906,737 a year ago.

Net cash used in investing activities was $(15,600) during the twelve months ended September 30, 2007 as compared to $19,845 in 2006.

Net cash provided by financing activities was $1,675,000 during the twelve months ended September 30, 2007, compared to $3,450,000 in 2006, which consisted of proceeds from convertible debentures.

The Company intends to seek additional funding in 2008 through the sale of Common stock in order to continue its airing of commercials. The Company, however hopes that it can generate enough capital from its airings to be self supporting and eventually liquidate its debt without further share dilution. We have continued to cut costs by eliminating staff, and eliminating one-time legal and computer and Internet related costs. Since the loss of the major retail accounts the Company has revitalized its direct sales programs via its Internet site to the public consumer. The Company's volume via this medium has decreased over the last fiscal year and management is exploring various ways to drive the consumer to the website.

At present the Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations for approximately six months. The Company could be required to raise additional capital in order to continue to market its products during fiscal 2008.

Going Concern

The Company's financial statements are presented on a going Concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations including the settlement of certain litigation. For the years ended September 30, 2007 and 2006, the Company incurred net losses of $15,465,777 and $7,906,737.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition,the Company's ability to continue as a going concern must be considered in light of the problems, expenses and Complications frequently encountered in established markets and the competitive environment in which the Company operates.

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

Revenue from consulting services is recognized over the term of the agreement as services are performed.

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

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants. When the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2007 audited financial statements.

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

Item 8B. Other Information

The Company is seeking additional funding of approximately $1,000,000 dollars to continue its business plan of operations. This may include borrowing additional capital from its lender under similar terms and conditions as prior loan agreements and or authorizing a reverse or forward split in the second quarter of 2008.



                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS


     Name              Age               Position
     ----              ---               --------
Paul B. Kravitz        76          Chairman; Chief Executive Officer
                                   Secretary and Director

Paul S. Mitchell       55          President, Treasurer, Chief
                                   Operating Officer and Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. In 2006 at the Annual shareholders meeting the shareholders elected the Board of Directors for a five year term. Officers were elected for the same term and, subject to existing employment and consulting contracts and agreements, serve at the discretion of the Board. The Company intends to conduct an annual shareholders meeting in accordance with Nevada state law at its principal office location at 7280 West Palmetto Park Road,Suite 306, Boca Raton, Florida.

Paul B. Kravitz (76) is Chairman and Chief Executive Officer. He has been a member of the Board of Directors since company inception. Prior to founding Med Gen and its principal product SNORenz[R], Mr. Kravitz was the President and CEO of a public company (AppleTree Companies, Inc.) engaged in the manufacture and distribution of food supplies to convenience stores in 24 states. Annual Sales exceeded $38 million. Mr. Kravitz retired from that company in 1996.

From 1986 until 1992, Mr. Kravitz was the CEO and principal shareholder of The Landon Group, a financial services company. In 1990/1991, Mr. Kravitz was appointed Chairman of the Southeast Bank's Leasing Division, an appointment made by the Federal Deposit Insurance Corporation which was in the process of liquidating that bank. From
1960 until the mid-1980's, Mr. Kravitz was the CEO of several furniture companies whose operations encompassed manufacturing of and marketing to retail showrooms nationwide. The furniture companies were taken public in 1979 and had reached combined sales in excess of $450,000,000.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows that for the fiscal years ended September 30, 2005, September 30, 2006 and September 30, 2007 the cash and other compensation paid to each of the executive officers and directors of the Company.


                          Annual Compensation
                          --------------------

                                                               Awards      Other
  Name and                                        Other      Restricted    Stock
Position Held         Year    Salary   Bonus   Compensation    Stock
Awards
-------------         ----    ------   -----   ------------  ----------    ------
Paul B. Kravitz,      2007    $60,750   -0-    50,000,000 *     -0-           -0-
Chairman & CEO        2006    $33,000   -0-    Options       10,000,000    175,000
Director              2005    $65,000   -0-    Options          -0-           -0-

Paul S. Mitchell      2007    $60,750   -0-    50,000,000 *     -0-           -0-
President & COO,      2006    $33,000   -0-    Options          -0-        175,000
 Director             2005    $65,000   -0-    Options          -0-           -0-

* Both Officers were awarded 50,000,000 options exercisable at $.004 cents per Share for a 5 year period.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


-----------------------------------------------------------------------------
(1)                (2)                       (3)                    (4)
------------------------------------------------------------------------------
Title of Class     Name and Address of       Amount and Nature of   Percent of
                   Beneficial Owner          Beneficial Owner       Class
------------------------------------------------------------------------------
Common Stock       Paul B. Kravitz
                   C/O Med Gen Inc
                   7280 W. Palmetto Pk Rd
                   Boca Raton, FL  33433      10,178,997             .007%
------------------------------------------------------------------------------

Common Stock       Paul S. Mitchell
                   C/O Med Gen Inc
                   7280 W. Palmetto Pk Rd      -0-                      0%
                   Boca Raton, FL  33433
------------------------------------------------------------------------------

                   Directors and Executive
                   Officers as a group
                   (2 persons)               10,178,997               .007%
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

(1)    Filed as an exhibit to this Annual Report on Form 10-KSB

(b)    The following documents are filed as part of the report:

1. Financial statements Independent Auditors Report Balance Sheet Statements Of Operations Statement of Stockholders' (Deficit) Statements of Cash Flows Notes to Financial Statements

(c) Reports on Form 8K: The Company filed Form 8K on 01-31-2007, 04-23-2007, 06-25-2007, 08-09-2007 and 10-02-2007


The Registrant will send its annual report to security holders and proxy solicitation material, when required, subsequent to the filing of this form and shall furnish copies of both to the Commission when they are sent to security holders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) 	Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB will total approximately $32,000 for 2007 and 2006.

(b) 	Audit-Related Fees

During fiscal 2007 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) 	Tax Fees

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. In fiscal 2007 we will pay $1,500.

(d) 	All Other Fees

During fiscal 2007 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c)

(e) 	Audit Committees Pre-approval Policy

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

                                   MED GEN, INC.


Date: December 29, 2007             By: /s/ Paul B. Kravitz
                                   ------------------------
                                   Paul B. Kravitz,
                                   Chairman and CEO

                            Med Gen, Inc.
                            Balance Sheet
                          September 30, 2007

ASSETS

Current Assets
   Cash and cash equivalents                             $       1,250,009
    Accounts receivable, net of reserve of $15,196                   8,309
    Inventory                                                      121,900
    Other current assets                                             6,138
                                                         -----------------
      Total Current Assets                                       1,386,356
                                                         -----------------

Property and Equipment, net                                         30,191
                                                         -----------------
Other Assets
    Deferred financing fees                                        110,103
    Deposits and other                                              45,089
                                                         -----------------

                                                         $       1,571,739
                                                         =================
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                 $          65,896
   Accrued registrations penalties                               1,823,381
   Accrued interest                                                396,262
   Derivative financial instruments                             13,821,497
   Convertible debentures                                        5,678,159
   Accrued litigation judgment                                     306,676
                                                         -----------------
      Total Current Liabilities                                 22,091,871
                                                         -----------------
Stockholders' (deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                       -
   Undesignated, 3,500,000 shares authorized                             -
   Common stock, $.001 par value, 2,495,000,000
     shares authorized, 1,271,098,028 shares
     issued and outstanding                                      1,271,098
   Paid in capital                                              28,001,047
   Accumulated (deficit)                                       (49,792,277)
                                                         -----------------
                                                               (20,520,132)
                                                         -----------------

		                                	 $       1,571,739
                                                         =================

         See accompanying notes to the financial statements.

                             Med Gen, Inc.
                        Statements of Operations
            For the Years Ended September 30, 2006 and 2007

                                                     2006           2007
                                                 -----------    ------------
Revenue:
Net product sales                                $   270,801    $    148,190
Consulting revenue                                         -       1,616,970
                                                 -----------    ------------
                                                     270,801       1,765,160
Cost of sales:                                   -----------    ------------

Product sales                                        298,160         166,505
Consulting                                                 -         425,363
                                                 -----------    ------------
                                                     298,160         591,868
                                                 -----------    ------------
Gross profit (loss)                                  (27,359)      1,173,292
                                                 -----------    ------------
Operating expenses:
  Selling, general and administrative
   expenses - non cash stock compensation
   - not included in selling, general and
   administrative expenses below                     753,920       1,478,800
  Selling, general and administrative expenses     2,229,011       2,345,695
                                                 -----------    ------------
                                                   2,982,931       3,824,495
                                                 -----------    ------------

(Loss) from operations                            (3,010,290)     (2,651,203)
                                                 -----------    ------------
Other (income) expense:
  Derivative instrument expense                    4,974,603       12,256,452
  Gain on the settlement of debt                    (782,848)               -
  Interest income                                    (15,829)         (28,612)
  Interest expense                                   720,521          586,734
                                                 -----------    ------------
                                                   4,896,447       12,814,574
                                                 -----------    ------------

Net (loss)                                       $(7,906,737)   $ (15,465,777)
                                                 ===========    =============
Per share information - basic and fully diluted:

 Weighted average shares outstanding              78,935,487      564,404,647
                                                 ===========    =============

 Net (loss) per share                            $     (0.10)   $       (0.03)
                                                 ===========    =============


         See accompanying notes to the financial statements.

                               Med Gen, Inc.
                   Statement of Stockholders' (Deficit)
              For the Years Ended September 30, 2006 and 2007

                                                                                   Receivable for
                                                  Common Stock        Additional      Common     Accumulated
                                                  ------------
                                                Shares     Amount   Paid in Capital    Stock      (Deficit)         Total
                                                ------     ------   ---------------    -----      ---------         -----
Balance September 30, 2005                    3,278,590  $    3,279   $ 24,340,732  $  (35,000) $ (26,419,763)  $ (2,110,752)

Conversion of convertible debentures
 including embedded derivative
 instruments                                163,590,694     163,591      1,814,406           -              -      1,977,997
Common stock issued for services             50,380,000      50,380        668,890           -              -        719,270
Common shares issued for the
 settlement of litigation                    15,000,000      15,000        420,000           -              -        435,000
Reduction of option exercise price                    -           -              -      34,650              -         34,650
Cash payment for options                              -           -              -         350              -            350
Cancellation of common shares related
 to litigation                                 (400,000)       (400)           400           -              -              -

Net (loss)                                            -           -              -           -     (7,906,737)    (7,906,737)
                                          -------------  ----------   ------------   ---------   ------------   ------------

Balance September 30, 2006                  231,849,284     231,850     27,244,428           -    (34,326,500)    (6,850,222)

Common stock issued for services            421,200,000     421,200        857,600           -              -      1,278,800
Common shares issued for the
 settlement of litigation                    33,293,269      33,293        105,207           -              -        138,500
Conversion of convertible debentures
 including embedded derivative
 instruments                                584,755,475     584,755       (406,188)          -              -        178,567
Value of options issued                               -           -        200,000           -              -        200,000
Net (loss)                                            -           -              -           -    (15,465,777)   (15,465,777)
                                          -------------  ----------   ------------   ---------   ------------   ------------

Balance September 30, 2007                1,271,098,028  $1,271,098   $ 28,001,047  $        -  $ (49,792,277)  $(20,520,132)
                                          =============  ==========   ============  ==========   ============   ============



         See accompanying notes to the financial statements.


                             Med Gen, Inc.
                       Statements of Cash Flows
          For the Years Ended September 30, 2006 and 2007

                                                         2006                   2007
                                                    -------------           ------------
Cash flows from operating activities:
Net (loss)                                          $  (7,906,737)          $(15,465,777)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                            21,320                 21,933
  Derivative classification of convertible debentures   5,232,693             10,888,626
  Common shares and options issued for services           719,270              1,478,800
  Gain on the settlement of accrued litigation           (782,848)                     -
  Amortization of deferred loan costs                           -                 55,852
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable               (1,409)                39,461
  (Increase) decrease in inventory                         42,692                (35,391)
  Decrease in other current assets                              -                   (438)
  (Increase) decrease in deposits and other              (141,959)               149,605
  Increase in accounts payable and accrued expenses       496,814              1,488,330
  (Decrease) in accrued litigation judgement             (521,667)              (380,000)
                                                    -------------           ------------
Net cash (used in) operating activities                (2,841,831)            (1,758,999)
                                                    -------------           ------------
Cash flows from investing activities:
  Acquisition of property and equipment                   (19,845)               (15,600)
                                                    -------------           ------------
Net cash (used in) investing activities                   (19,845)               (15,600)
                                                    -------------           ------------
Cash flows from financing activities:
  Proceeds from convertible debentures                  3,450,000              1,675,000
  Proceeds from option exercises - related parties            350                      -
                                                    -------------           ------------
Net cash provided by financing activities               3,450,350              1,675,000
                                                    -------------           ------------
Net increase (decrease) in cash                           588,674                (99,599)

Beginning - cash balance                                  760,934              1,349,608
                                                    -------------           ------------

Ending - cash balance                               $   1,349,608           $  1,250,009
                                                    =============           ============
Supplemental cash flow information:
  Cash paid for income taxes                        $           -           $          -
                                                    =============           ============
  Cash paid for interest                            $           -
                                                    =============           ============
Non cash investing and financing activities:
  Common shares issued for accrued litigation       $     435,000           $    138,500
                                                    =============           ============
  Conversion of notes payable to common stock       $   1,082,236           $    307,281
                                                    =============           ============




         See accompanying notes to the financial statements.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Med Gen, Inc.

We have audited the accompanying balance sheet of Med Gen, Inc.
as of September 30, 2007, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended
September 30, 2006 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc. as of September 30, 2007, and results of its operations and its cash flows for the years ended September 30, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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


Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP


Denver, Colorado
December 27, 2007

                              Med Gen, Inc.
                      Notes to Financial Statements
                            September 30, 2007

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

Revenue from consulting services is recognized over the term of the agreement as services are performed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2007, the Company's cash on deposit at 3 financial institutions exceeded the federally insured limits by $960,946.

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at September 30, 2007, consisted of finished goods and packaging materials.

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

                              Med Gen, Inc.
                      Notes to Financial Statements
                           September 30, 2007


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

Depreciation and Amortization

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

        Furniture and fixtures                 7 years
        Office and computer equipment          5 years
        Computer software                      3 years
        Leasehold improvements                 5 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

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

                                Med Gen, Inc.
                      Notes to Financial Statements
                          September 30, 2007



In addition, the determination and valuation of derivative financial instruments is a significant estimate.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $511,368 and $1,408,455 for the years ended
September 30, 2006, and 2007.

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

In December 2004, the FASB issued SFAS 123R "Share-Based Payment".
This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement became effective during the fiscal year ended September 30, 2006.

                             Med Gen, Inc.
                     Notes to Financial Statements
                           September 30, 2007


Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants. When the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

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

                               Med Gen, Inc.
                     Notes to Financial Statements
                            September 30, 2007


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

Deferred Financing Fees

The Company amortizes fees associated with obtaining debt instruments over the term of the related debt using the effective interest method. Deferred financing fees aggregated $110,103 at September 30, 2007.

Recent Pronouncements

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


In September 2006, the United States Securities and Exchange Commission ("SEC")SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption has not had a material effect on the Company's results of operations or financial position.

                              Med Gen, Inc.
                      Notes to Financial Statements
                           September 30, 2007


In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company's fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.
The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

NOTE 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations . For the years ended September 30, 2006 and 2007, the Company incurred net losses of $7,906,737 and $15,465,777 and has working capital and stockholders' deficits of $20,705,515 and $20,520,132 at September 30, 2007.

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

                              Med Gen, Inc.
                     Notes to Financial Statements
                        September 30, 2007


The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007, consisted of the following:

        Furniture and office equipment                  $  94,378
        Computer equipment and software                    92,034
        Leasehold improvements                              7,657
                                                        ---------
							  194,070
	Accumulated depreciation and amortization	 (163,879)
                                                        ---------
							$  30,191
                                                        =========

Depreciation and amortization expense for the years ended September 30, 2006, and 2007 was $21,320 and $21,933.

NOTE 4. CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT
LIABILITIES

Between March 30, 2005 and September 30, 2007, the Company entered into a series of twelve Securities Purchase Agreements with four accredited investors ("Note Holders") for the sale of an aggregate of $7,190,000 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 73,240,000 shares of its common stock (the "Warrants").

The first eight tranches of the Convertible Notes bear interest at 8% and the last four tranches bear interest at 6%. All notes mature three years
from the date of issuance.    The Company is not required to make any
principal payments during the term of the Convertible Notes.

Tranches one through eight of the Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price which, depending on the note, is between $0.04 and $0.09 per share or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. In connection with the sale of the ninth tranche on January 30, 2007, the Company agreed to reduce the conversion price of tranches two to seven (tranche one had already been fully converted) from 60% to 50% of the average market price (computed as described above).

Tranches nine through twelve of the Convertible Notes, issued on January 30, 2007, February 9, 2007, June 21, 2007 and September 30, 2007, are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price of $0.04 per share or (ii) 60% of the average trading price, computed as described above.
As of September 30, 2007, that average was $0.0003, resulting in an effective conversion price as of September 30, 2007 of $0.00018 per share for tranches nine through twelve and $0.00015 per share for all previous tranches.

The full principal amount of the Convertible Notes is due upon the occurrence of an event of default, which include non-payment of principal and interest when due and failure to effect registration of the common shares underlying conversion of the Convertible Notes and exercise of the Warrants. The Company previously obtained waivers related to events of default but such waivers have expired and at September 30, 2007, the Convertible Notes are in default. No demand for payment has been received, or is currently expected to be received, from the Note Holders. At September 30, 2007, the Convertible Notes are carried at their face amount. The default premium that the Note Holders may demand, which in part is dependent on the Company's common stock

                            Med Gen, Inc.
                     Notes to Financial Statements
                          September 30, 2007


price, is recorded asa derivative instrument liability. If the Convertible Notes are not in default, the Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 25% to 50% of the principal amount, depending on the timing of such prepayment. The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The 73,240,000 warrants issued are exercisable for a period of five or seven years from the date of issuance and have exercise prices that range from $0.009 per share to $0.10 per share.

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

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is dependent on the price of the Company's common stock and is therefore indeterminate, the embedded conversion option of the Convertible Notes and the Warrants are accounted for as derivative instrument liabilities (see below) in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the embedded conversion options and the Warrants were recorded as derivative instrument liabilities. For option-based derivative instruments, the Company estimates fair value using the Black-Scholes valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. At September 30, 2007, the Convertible Notes are in default and the derivative instrument liability reflects the default premium payable if the Note Holders were to demand payment at that date.

A summary of the Callable Secured Convertible Notes at September 30, 2007, is as follows:

                             Med Gen, Inc.
                     Notes to Financial Statements
                          September 30, 2007



Issue Date    Due Date      Face Amount   Principal Outstanding
---------------------------------------------------------------
03-30-2005    03-30-2008    $  740,000    $            0

05-25-2005    05-25-2008       700,000                 0

08-23-2005    08-23-2008       100,000            28,159

08-26-2005    08-26-2008       500,000           500,000

10-31-2005    10-31-2008       600,000           600,000

02-23-2006    02-23-2009       600,000           600,000

04-21-2006    04-21-2009       750,000           750,000

08-10-2006    08-10-2009     1,500,000         1,500,000

01-30-2007    01-30-2010       350,000           350,000

02-09-2007    02-09-2010       350,000           350,000

06-21-2007    06-21-2010       650,000           650,000

09-30-2007    09-30-2010       350,000           350,000

                            ----------        ----------
                            $7,190,000        $5,678,159
                            ----------        ----------

At September 30, 2007, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                         Exercise                 Value -
                           Number of    Price Per   Value -    September 30,
Issue Date   Expiry Date    Warrants    Share       Issue Date     2007
----------------------------------------------------------------------------
03-30-2005   03-30-2010      740,000     $0.085     $673,400     $       -

05-25-2005   05-25-2010      700,000      0.085      693,000             -

08-23-2005   08-23-2010      100,000      0.085       31,000             -

08-26-2005   08-26-2010      500,000      0.090      145,000             -

10-31-2005   10-31-2010      600,000      0.100        6,000             -

02-23-2006   02-23-2011      600,000      0.050        2,081             -

04-21-2006   04-21-2011   30,000,000      0.050      363,005             -

08-10-2006   08-10-2013   15,000,000      0.050       22,196             -

01-30-2007   01-30-2014    5,000,000      0.010        8,321            56

02-09-2007   02-09-2014    5,000,000      0.010        8,019            57

06-21-2007   06-21-2014   10,000,000      0.009        1,945            39

09-30-2007   09-30-2014    5,000,000      0.009           25            25


Fair value of freestanding derivative instrument liabilities
for warrants                                                          $177


                              Med Gen, Inc.
                      Notes to Financial Statements
                           September 30, 2007


                               Principal       Default
                              Outstanding -    Premium -
                              Convertible    September 30,
Issue Date    Expiry Date       Notes            2007
----------------------------------------------------------
08-23-2005    08-23-2008         26,857         82,867

08-26-2005    08-26-2008        500,000      1,455,893

10-31-2005    10-31-2008        500,000      1,736,758

02-23-2006    02-23-2009        600,000      1,690,104

04-21-2006    04-21-2009        750,000      2,085,641

08-10-2006    08-10-2009      1,500,000      4,084,483

01-30-2007    01-30-2010        350,000        623,341

02-09-2007    02-09-2010        350,000        615,362

06-21-2007    06-21-2010        650,000        968,971

09-30-2007    09-30-2010        350,000        477,900
                                           -----------

Fair value of bifurcated embedded derivative
instrument liabilities associated with the
convertible notes                          $13,821,320
                                           -----------

Total derivative financial instruments     $13,821,497
                                           ===========

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate	  34 %
         Effect of operating losses      (34)%
                                         -----
                                           -
                                         =====

                            Med Gen, Inc.
                    Notes to Financial Statements
                        September 30, 2007


As of September 30, 2007, the Company has a net operating loss carryforward of approximately $11,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2027. The deferred tax asset of approximately $3,700,000 relating to the operating loss carryforward has been fully reserved at September 30, 2007. The increase in the valuation allowance related to the deferred tax asset was $300,000 during 2007. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation and derivative instrument expense being charged to operations for financial reporting purposes. The Company may be limited in its use of this operating loss carryforward due to changes in control.

NOTE 6. STOCKHOLDERS' (DEFICIT)

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

During October 2005 the Company amended its Articles of Incorporation to authorize 5,000,000 shares of preferred stock $.001 par value and 495,000,000 shares of common stock $.001 par value. In June 2006 the Company amended its Articles of Incorporation to authorize 2,495,000,000 shares of common stock $.001 par value.

Common stock

The aggregate receivable for options issued to officers was $35,000 at September 30, 2005. During 2006 these options were repriced which resulted in a charge to operations of $34,650. The balance due of $350 was paid as of September 30, 2006.

At September 30, 2004, the Company recorded an aggregate of $1,120,000 related to 400,000 common shares issuable pursuant to the settlement of a lawsuit with Global. During the year ended September 30, 2005, the settlement agreement was set aside by the court and the $1,120,000 was reclassified to a liability. During 2006 these shares were cancelled.

During the year ended September 30, 2006, the holder of the debentures discussed in Note converted $1,082,236 of debt into 163,590,694 shares of the Company's common stock.

During the year ended September 30, 2007, the holder of the debentures discussed in Note converted $307,281 of debt into 584,755,475 shares of the Company's common stock.

During the year ended September 30, 2006, the Company issued 15,000,000 shares of common stock to settle litigation. These shares were valued at their fair market value of $435,000 which was charged against the balance of the settlement (see Note 7). Pursuant to the settlement agreement the

                                 Med Gen, Inc.
                         Notes to Financial Statements
                              September 30, 2007


Company agreed to redeem these shares for $200,000, and the $200,000 was classified as a liability at September 30, 2006. During the year ended September 30, 2007, the Company issued an additional 33,293,569 shares of common stock with a fair value of $138,500 related to this litigation and the claimant agreed to accept the previously issued 15,000,000 shares with a value of $61,500 to cancel the redemption right.

During the year ended September 30, 2006, the Company issued 50,380,000 shares of common stock for services. These shares were valued at their fair market value of $719,270. Of these shares 10,000,000 shares valued at $120,000 were issued to an officer and 40,380,000 with a fair value of $599,270 were issued to Bran, Ltd., a foreign entity.

During the year ended September 30, 2007, the Company issued 421,200,000 shares of common stock for services. These shares were valued at their fair market value of $1,278,800 and were issued to Bran, Ltd., a foreign entity.

Stock-based Compensation

During the year ended September 30, 2007, the Company issued options to purchase 100,000,000 shares of common stock to certain officers at an exercise price of $.004 for a period of 5 years. Compensation costs charged to operations aggregated $200,000 for the year ended September 30, 2007.

A summary of stock option activity is as follows:
                                               Weighted     Weighted
                                 Number        average      average
                                   of          exercise       fair
                                 shares         price         value
                                 ------         -----         -----
	Balance at
	  September 30, 2005
           And 2006                   9,197     $24.50       $24.50
        Granted                 100,000,000     $0.004       $0.004
        Exercised/Expired            (9,197)    $24.50       $24.50
        Balance at              -----------
          September 30, 2007    100,000,000     $0.004       $0.004

The following table summarizes information about fixed-price stock options at September 30, 2007:

                                   Outstanding            Exercisable
                                   -----------            -----------
                   Weighted       Weighted     Weighted-
                    Average       Average      Average
        Exercise    Number      Contractual    Exercise     Number      Exercise
        Prices    Outstanding      Life         Price     Exercisable     Price
        ------    -----------      ----         -----     -----------     -----
        $.0004    100,000,000      4.67        $0.004     100,000,000   $0.004

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under an operating lease commencing November 1, 2007, for gross monthly rent, including common area maintenance, of approximately $11,510. The office lease provides for certain annual adjustments in the base rent.

                            Med Gen, Inc.
                   Notes to Financial Statements
                         September 30, 2007


Future minimum lease payments under all non-cancelable operating leases for years ending subsequent to September 30, 2007 are as follows:

                  2008     $  126,610
                  2009        138,120
                  2010        138,120
                  2011        138,120
                  2012        138,120
                  2013         11,510
                           ----------
                           $  690,600
                           ==========

Rent expense for the years ended September 30, 2006 and 2007 was $85,988 and $90,458.

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

A dispute between the parties arose and the settlement agreement was set aside by the Court. Through September 30, 2005, the Company made payments to Global aggregating $75,000. At September 30, 2005, the Company has recorded an accrual amounting $2,426,191 (the original judgment of $2,501,191 less the payments made of $75,000) plus post judgment interest at 7% of $169,800. During the year ended September 30, 2005, the Company charged $1,181,191 to operations for the difference between the settlement recorded during 2004 and the total judgment awarded. In addition, the Company issued 400,000 shares of its common stock which were held by the Company pending issuance to Global. These shares were cancelled when the settlement was set aside.

During the year ended September 30, 2006, the Company recorded an additional $43,770 of post judgment interest.

During April 2006 the Company settled the litigation by agreeing to the following:

A cash payment of $300,000
29 monthly payments of $31,667
The issuance of 15,000,000 common shares subject to registration rights

                             Med Gen, Inc.
                   Notes to Financial Statements
                          September 30, 2007


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

During April 2007 the Company issued an additional 33,293,269 shares of common stock in settlement of all common shares due under the agreement including the right to have the Company repurchase the 15,000,000 shares.

NOTE 8. CONCENTRATIONS

During years ended September 30, 2006, the Company derived substantially all of its revenue from the sale of one product, SNORENZ. Credit is granted to their customers in the normal course of business. The Company has an exclusive contract with a single manufacturing company to produce SNORENZ.

During 2006 the Company made sales aggregating $42,033, $34,876 and $28,248 to three customers which represent in excess of 10% of the annual sales volume.

During 2007 the Company began providing consulting services. Substantially all of the revenue related to these services was derived from clients of the Company's primary lender NIR Group (See Note 4). These clients were referred to the Company either directly by NIR Group or by a third party.

NOTE 9. SUBSEQUENT EVENTS

From October 1, 2007 through December 27, 2007, the Company issued 1,054,434,948 shares of common stock related to the conversion of convertible notes aggregating $316,330.48.