Form 10QSB
period 2007-12-31
MED GEN INC
filed 2008-01-30
CIK 1045707

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2007

                                     or

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

    7280 W. Palmetto Park Road, Suite 306, Boca Raton, FL 33433
    -----------------------------------------------------------
             (Address of principal executive offices)

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

Yes [ ] No [X]

As of December 31, 2007, 2,355,532,976 shares of common stock, .001 par value per share, were outstanding.

                                 INDEX
                                 -----

PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - December 31, 2007 (Unaudited)

          Statements of Operations - Three months ended December 31, 2007 and 2006 (Unaudited).

          Statements of Cash Flows - Three months ended December 31, 2007 and 2006 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                               MED GEN, INC.

                  PART I - FINANCIAL INFORMATION Item 1.

Financial Statements

                              Med Gen, Inc.
                             Balance Sheet
                           December 31, 2007
                              (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                          $    882,926
    Accounts receivable, net of reserve of $15,196           9,379
    Inventory                                              120,072
    Other current assets                                     6,138
                                                      ------------
      Total Current Assets                               1,018,515
                                                      ------------

Property and Equipment, net                                 77,085
                                                      ------------
Other Assets
    Deferred financing fees                                 88,328
    Deposits and other                                      45,089
                                                      ------------

                                                      $  1,229,017
                                                      ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses              $    134,522
   Accrued registrations penalties                       1,838,293
   Accrued interest                                        500,697
   Derivative financial instruments                     32,523,780
   Convertible debentures                                5,544,960
   Deferred revenue                                        273,689
   Accrued litigation judgment                             211,676
                                                      ------------
      Total Current Liabilities                         41,027,617
                                                      ------------
Stockholders' (deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding               -
   Undesignated, 3,500,000 shares authorized                     -
   Common stock, $.001 par value, 12,495,000,000
     shares authorized, 2,355,532,976 shares
     issued and outstanding                              2,355,533
   Paid in capital                                      27,472,600
   Accumulated (deficit)                               (69,626,733)
                                                      ------------
                                                       (39,798,600)
                                                      ------------

                                                      $  1,229,017
                                                      ============


                                    4
           See accompanying notes to the financial statements.

                            Med Gen, Inc.
                      Statements of Operations
        For the Three Months Ended December 31, 2007 and 2006
                             (Unaudited)

                                                              2007              2006
                                                        --------------    --------------
Revenue:
Product sales                                           $       18,389    $      181,753
Consulting revenue                                             265,111                 -
                                                        --------------    --------------
                                                               283,500           181,753
                                                        --------------    --------------

Cost of sales                                                  148,389            50,707
                                                        --------------    --------------

Gross profit                                                   135,111           131,046
                                                        --------------    --------------
Operating expenses:
  Selling, general and administrative expenses -
   non cash stock compensation - not included
   in selling, general and administrative expenses below             -           313,500
  Selling, general and administrative expenses                 642,758           540,957
                                                        --------------    --------------
                                                               642,758           854,457
                                                        --------------    --------------

(Loss) from operations                                        (507,647)         (723,411)
                                                        --------------    --------------
Other (income) expense:
  Derivative instrument expense                             19,205,882           349,401
  Interest income                                               (5,281)           (6,937)
  Interest expense                                             126,209            85,390
                                                        --------------    --------------
                                                            19,326,810           427,854
                                                        --------------    --------------

Net (loss)                                              $  (19,834,457)   $   (1,151,265)
                                                        ==============    ==============
Per share information - basic and fully diluted:

Weighted average shares outstanding                      1,985,146,071       273,622,622
                                                        ==============    ==============

Net (loss) per share                                    $        (0.01)   $        (0.00)
                                                        ==============    ==============

                                    5
           See accompanying notes to the financial statements.

                               Med Gen, Inc.
                         Statements of Cash Flows
            For the Three Months Ended December 31, 2007 and 2006
                                (Unaudited)

                                                              2007              2006
                                                        --------------    --------------
Cash flows from operating activities:
Net cash (used in) operating activities                 $     (305,728)   $     (525,843)
                                                        --------------    --------------
Cash flows from investing activities:
  Acquisition of property and equipment                        (61,355)          (15,600)
                                                        --------------    --------------
Net cash (used in) investing activities                        (61,355)          (15,600)
                                                        --------------    --------------
Cash flows from financing activities:
  Proceeds from convertible debentures                               -                 -
                                                        --------------    --------------
Net cash provided by financing activities                            -                 -
                                                        --------------    --------------

Net decrease in cash                                          (367,083)         (541,443)

Beginning - cash balance                                     1,250,009         1,349,608
                                                        --------------    --------------

Ending - cash balance                                   $      882,926    $      808,165
                                                        ==============    ==============



                                    6
           See accompanying notes to the financial statements.

                              MED GEN, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2007, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

Common Stock

During December 2007 the Company increased the number of authorized shares to 12,500,000,000 consisting of 12,495,000,000 shares of common stock and 5,000,000 shares of preferred stock.

During the period from October 2007 through December 2007 the Company issued an aggregate of 1,084,434,974 shares of common stock for the conversion $133,199 of the notes described on Note 6.

Stock Options

A summary of stock option activity is as follows:

                                                   Weighted     Weighted
                                     Number        average      average
                                       of          exercise       fair
                                     shares         price         value
                                     ------         -----         -----
  Balance at
     September 30, 2007            100,009,197     $0.004        $0.002
     Granted                                 -
     Exercised/Forfeited                     -
     Balance at                    -----------
       December 31, 2007           100,009,197     $0.004        $0.002
                                   ===========

The following table summarizes information about fixed-price stock options at December 31, 2007:

                                Outstanding                Exercisable
                                -----------                -----------
                 Weighted        Weighted      Weighted-
                 Average          Average      Average
   Exercise       Number        Contractual    Exercise      Number       Exercise
   Prices       Outstanding        Life         Price     Exercisable       Price
   ------       -----------        ----         -----     -----------       -----
   $0.004       100,000,000      4.5 years     $00.004    100,000,000     $00.004
   $1.010             1,597      0.1 years     $20.200          1,597     $20.200
   $1.250             5,000      1.0 years     $25.000        100,000     $25.000
   $1.310             2,600      1.0 years     $26.200          2,600     $26.200
                -----------                               -----------
                100,009,197                               100,009,197
                ===========                               ===========

(5)	Commitments, Concentrations and Contingencies

During the period ended December 31, 2007, the Company performed consulting services pursuant to contracts with 90 day terms for 5 companies for fees aggregating $538,800 of which $273,689 is recorded as deferred revenue for services to be performed at future dates.

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

As a result of the settlement the Company's obligation related to the litigation was reduced by $782,848 which has been recorded as a gain on the settlement date. The balance due is $211,676 at December 31, 2007.

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

(6)      CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT
LIABILITIES

Between March 30, 2005 and December 31, 2007, the Company entered into a series of twelve Securities Purchase Agreements with four accredited investors ("Note Holders") for the sale of an aggregate of $7,190,000 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 73,240,000 shares of its common stock (the "Warrants").

The first eight tranches of the Convertible Notes bear interest at 8% and the last four tranches bear interest at 6%. All notes mature three
years from the date of issuance.    The Company is not required to make
any principal payments during the term of the Convertible Notes.

Tranches one through eight of the Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price which, depending on the note, is between $0.04 and $0.09 per share or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. In connection with the sale of the ninth tranche on January 30, 2007, the Company agreed to reduce the conversion price of tranches two to seven (tranche one had already been fully converted) from 60% to 50% of the average market price (computed as described above). At December 31, 2007, tranches one, two and three have been fully converted by the Note Holders and tranche four has been partially converted.

Tranches nine through twelve of the Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price of $0.04 per share or (ii) 60% of the average trading price, computed as described above. As of December 31, 2007, that average was $0.0001, resulting in an effective conversion price as of September 30, 2007 of $0.00006 per share for tranches nine through twelve and $0.00005 per share for all previous tranches.

The full principal amount of the Convertible Notes is due upon the occurrence of an event of default, which include non-payment of principal and interest when due and failure to effect registration of the common shares underlying conversion of the Convertible Notes and exercise of the Warrants. The Company previously obtained waivers related to events of default but such waivers have expired and at December 31, 2007, the Convertible Notes are in default. No demand for payment has been received, or is currently expected to be received, from the Note Holders. At December 31, 2007, the Convertible Notes are carried at their face amount. The default premium that the Note Holders may demand, which in part is dependent on the Company's common stock price, is recorded as a derivative instrument liability. If the Convertible Notes are not in default, the Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 25% to 50% of the principal amount, depending on the timing of such prepayment. The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

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

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is dependent on the price of the Company's common stock and is therefore indeterminate, the embedded conversion option of the Convertible Notes and the Warrants are accounted for as derivative instrument liabilities (see below) in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the embedded conversion options and the Warrants were recorded as derivative instrument liabilities. For option-based derivative instruments, the Company estimates fair value using the Black-Scholes valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. At December 31, 2007, the Convertible Notes are in default and the derivative instrument liability reflects the default premium payable if the Note Holders were to demand payment at that date.

A summary of the Callable Secured Convertible Notes at December 31, 2007, is as follows:

Issue Date    Due Date    Face Amount   Principal Outstanding
--------------------------------------------------------------
03-30-2005   03-30-2008   $  740,000       $          0

05-25-2005   05-25-2008      700,000                  0

08-23-2005   08-23-2008      100,000                  0

08-26-2005   08-26-2008      500,000            394,960

10-31-2005   10-31-2008      600,000            600,000

02-23-2006   02-23-2009      600,000            600,000

04-21-2006   04-21-2009      750,000            750,000

08-10-2006   08-10-2009    1,500,000          1,500,000

01-30-2007   01-30-2010      350,000            350,000

02-09-2007   02-09-2010      350,000            350,000

06-21-2007   06-21-2010      650,000            650,000

09-30-2007   09-30-2010      350,000            350,000
                          ----------       ------------
                          $7,190,000       $  5,544,960
                          ----------       ------------

At December 31, 2007, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

Issue Date   Expiry Date    Number of    Exercise      Value -
                             Warrants    Price Per   December 31,
                                           Share        2007
-----------------------------------------------------------------
03-30-2005   03-30-2010      740,000       $0.085    $      -

05-25-2005   05-25-2010      700,000        0.085           -

08-23-2005   08-23-2010      100,000        0.085           -

08-26-2005   08-26-2010      500,000        0.090           -

10-31-2005   10-31-2010      600,000        0.100           -

02-23-2006   02-23-2011      600,000        0.050           -

04-21-2006   04-21-2011   30,000,000        0.050           -

08-10-2006   08-10-2013   15,000,000        0.050           -

01-30-2007   01-30-2014    5,000,000        0.010           7

02-09-2007   02-09-2014    5,000,000        0.010           9

06-21-2007   06-21-2014   10,000,000        0.009           4

09-30-2007   09-30-2014    5,000,000        0.009           3
                                                     --------
Fair value of freestanding derivative instrument
  liabilities for warrants                           $     23
                                                     --------

                           Principal         Default
                           Outstanding -     Premium
                           Convertible     December 31,
Issue Date   Expiry Date      Notes           2007
-------------------------------------------------------
08-26-2005   08-26-2008      391,708        2,617,387

10-31-2005   10-31-2008      500,000        3,856,219

02-23-2006   02-23-2009      600,000        3,967,149

04-21-2006   04-21-2009      750,000        4,930,911

08-10-2006   08-10-2009    1,500,000        9,791,931

01-30-2007   01-30-2010      350,000        1,660,986

02-09-2007   02-09-2010      350,000        1,645,995

06-21-2007   06-21-2010      650,000        2,724,190

09-30-2007   09-30-2010      350,000        1,328,989
                                          -----------
Fair value of bifurcated embedded
  derivative instrument liabilities
  associated with the convertible notes   $32,523,757
                                          ===========
Total derivative financial instruments    $32,523,780
                                          ===========

(7)	Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended December 31, 2007, the Company incurred a net loss of $19,834,457 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $40,009,102, $69,626,733 and $39,798,600 at December 31, 2007.

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

Through January 2008, the Company issued 300,000,000 shares of common stock for note conversions aggregating approximately $61,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended December 31, 2007 Compared with three months ended December 31, 2006

GENERAL

During this quarter, the company moved to expanded office space and is now headquartered at 7280 W. Palmetto Park Rd., Suite 306,Boca Raton, Florida 33433.The Company has elected to outsource all the manufacturing of its products under protective agreements at this time.

Results of Operations
---------------------

For the 2007 first fiscal quarter ended December 31, 2007, Sales increased 35.89 % to $283,500 from $181,753.This increase is attributable principally to the Financial Services division of the company which recorded revenues of $265,111 in 2007 and $0 in 2006. In addition, the Company launched its new updated website that offers a multitude of products. The Company has concentrated its efforts on increasing the "hits" to the website.

Management has spent the past several quarters investing in new TV and print commercials. As part of its marketing program for its newest product, FabULustT, a one year contract was signed with Sunset Thomas to act as the FabULustT spokesperson. Advertising featuring Sunset Thomas and FabULust are scheduled for March 2008 and a full length commercial featuring FabULust and Sunset Thomas is due to be aired in February and March 2008. Snorenzr TV commercials are scheduled for February airing.

Gross profit for the first quarter was $135,111 versus $131,046 for the year ago quarter.

Gross profit margins for the quarter increased to 47.65% of sales down from 72.10 % in the previous year ago quarter. The decrease relates primarily to the costs associated with consulting revenue described above.

Operating expenses (selling, general and administrative expenses) increased $101,801 to $642,758 from $540,957, an increase of 18.82%.
The increase is due to several factors that included, increased legal fees, higher operating costs, increased travel expenses and increased expenses attributed to the introduction of FabULustT and the completion of the TV and Print advertising programs.. Management believes that operating expenses will continue at this level until sales increase..Non cash- stock compensation was $0 in 2007 as compared to $313,500 in 2006.

Operating loss was $507,647 as opposed to $723,411 in the prior year's quarter. This represents a decrease of $215,764 or 28%. The decrease was due mostly because of the higher gross profit the company enjoyed as a result of its Financial Services division.

Interest expense increased from $85,390 in the year ago quarter compared to $126,209 for this quarter.

Derivative instrument expense was $19,205,882 in 2007 as compared to $349,401 in 2006.

For the first fiscal quarter the company reported a net loss of ($19,834,457); ( 0.01 ) per share versus a loss of $1,151,265 ;
($0.00) per share in the year ago quarter. This loss was a result of the accounting for Derivative instrument expense.

Liquidity and Capital Resources
-------------------------------

Cash on hand at December 31, 2007 was $882,926 and the Company had a working capital deficit of $(69,626,733) at December 31, 2007.

Net cash used in operating activities was $305,728 during the three months ended December 31, 2007.

Net cash used in investing activities was $(61,355) during the three months ended December 31, 2007.

Net cash provided by financing activities was $-0- during the quarter ended December 31, 2007.

The Company expects to introduce its new product "Fabulust" in the March quarter.

The Company believes it has sufficient cash resources, receivables and cash flow to provide for general corporate operations for approximately six months. However, if the company has a successful test programs with its newest TV commercials it might want to increase its budget for the purchase of additional air time. Thus, in order to avoid any disruption in business, the Company plans to raise additional capital from its present lender.

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

Contractual Obligations and Commercial Commitments:
--------------------------------------------------

We have no contractual obligations, including lease obligations, apart from agreements in the normal course of our business.

Basis of Reporting
------------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended December 31, 2007, the Company incurred a net loss of $19,834,457 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $40,009,102, $69,626,733 and $39,798,500 at December 31, 2007.

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

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the notes to our financial statements for the year ended September 30, 2007 are those that depend most heavily on these judgments and estimates.

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

The Company has recorded an accrued litigation expense of $ 211,676 dollars. In April 2008 the Company will file a Satisfaction of Judgment

For the entire amount of the settlement.

Item 2. CHANGE IN SECURITIES

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2007 the Company increased its authorized shares from 2,495,000,000 common shares to 12,495,000,000 common shares. The proxy vote was reported on Form 8-K and passed with over an 90% shareholder approval.

Item 5. OTHER INFORMATION

At January 31, 2008, $7,150,000 was borrowed by the Company and
$1,665,841.54 was repaid through convertible debenture conversions into approximately 2,140,500,130 common shares. The Company intends to close a thirteenth tranche in the sum of $500,000 within the next thirty days of this filing.

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

(b) On 10-2-2007, 10-23-2007, 11-09-2007,12-12-2007 and 1-8-2008  a
Form 8-K was filed.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Med Gen, Inc.
                                     (Registrant)

Date: January 30th, 2008             By:  /s/Paul B. Kravitz
                                         -----------------------
                                         Paul B. Kravitz
                                         Chief Executive Officer