Form 10QSB
period 2008-03-31
MED GEN INC
filed 2008-05-08
CIK 1045707

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB
                            (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2008

                               or

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31st, 2008, 3,778,301,476 shares of common stock, .001 par value per share, were outstanding.

The Company's stock trades on the OTCBB under the symbol "MGEN".
Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                              INDEX
                              -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheet - March 31, 2008 (Unaudited)

          Statements of Operations - Three months ended March
          31, 2008 and 2007  and Six Months ended
          March 31, 2008 and 2007 (Unaudited)

          Statements of Cash Flows - Six months ended March 31,
          2008 and 2007 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                          MED GEN, INC.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Med Gen, Inc.
                           Balance Sheet
                          March 31, 2008
                           (Unaudited)



ASSETS

Current Assets
   Cash and cash equivalents                               $   718,083
    Accounts receivable, net of reserve of $ 15,196             32,304
    Inventory                                                  156,835
    Other current assets                                         6,138
                                                           -----------
      Total Current Assets                                     913,360
                                                           -----------

Property and Equipment, net                                     85,604
                                                           -----------
Other Assets
    Deferred financing fees                                     81,552
    Deposits and other                                          45,089
                                                           -----------

                                                           $ 1,125,605
                                                           ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                   $   274,604
   Accrued registrations penalties                              99,456
   Accrued interest                                            214,624
   Derivative financial instruments                         22,798,121
   Convertible debentures                                    6,391,006
   Accrued litigation judgment                                 116,677
                                                           -----------
      Total Current Liabilities                             29,894,488
                                                           -----------
Stockholders' (deficit)
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized:
   Series A 8% cumulative, convertible, 1,500,000 shares
      authorized, no shares issued and outstanding                   -
   Undesignated, 3,500,000 shares authorized                         -
   Common stock, $.001 par value, 12,495,000,000
     shares authorized, 3,808,301,476 shares
     issued and outstanding                                  3,808,301
   Paid in capital                                          26,091,556
   Accumulated (deficit)                                   (58,668,740)
                                                           -----------
                                                           (28,768,883)
                                                           -----------
                                                           $ 1,125,605
                                                           ===========

         See accompanying notes to the financial statements.

                               Med Gen, Inc.
                         Statements of Operations
    For the Three Months and Six Months Ended March 31, 2008 and 2007
                               (Unaudited)

                                                                    Three Months                    Six Months
                                                           ----------------------------    ----------------------------
                                                                2008           2007             2008           2007
                                                           -------------  -------------    -------------  -------------
Revenue:
Product                                                    $      72,937  $      20,976    $      91,326  $      77,729
Service                                                          419,411        475,000          684,522        600,000
                                                           -------------  -------------    -------------  -------------
                                                                 492,348        495,976          775,848        677,729

Cost of revenue                                                  175,940         80,791          324,329        165,202
                                                           -------------  -------------    -------------  -------------

Gross profit                                                     316,408        415,185          451,519        512,527
                                                           -------------  -------------    -------------  -------------
Operating expenses:
  Selling, general and administrative expenses -
    Non cash stock compensation                                   59,024        685,300           59,024        998,800
  Selling, general and administrative expenses -
    Other                                                        699,111        510,074        1,341,869      1,017,327
                                                           -------------  -------------    -------------  -------------
                                                                 758,135      1,195,374        1,400,893      2,016,127
                                                           -------------  -------------    -------------  -------------

(Loss) from operations                                          (441,727)      (780,189)        (949,374)    (1,503,600)
                                                           -------------  -------------    -------------  -------------
Other (income) expense:
  Interest expense                                               131,966        336,376          258,175        421,766
  Interest income                                                 (4,671)        (5,823)          (9,952)       (12,760)
  Derivative instrument (income) expense                     (11,527,015)       417,780        7,678,867        767,181
                                                           -------------  -------------    -------------  -------------
                                                             (11,399,720)       748,333        7,927,090      1,176,187
                                                           -------------  -------------    -------------  -------------

Income (loss) before income taxes                             10,957,993     (1,528,522)      (8,876,464)    (2,679,787)

Income taxes                                                           -              -                -              -
                                                           -------------  -------------    -------------  -------------

Net (loss)                                                 $  10,957,993  $  (1,528,522)   $  (8,876,464) $  (2,679,787)
                                                           =============  =============    =============  =============
Per share information - basic and fully diluted:

 Weighted average shares outstanding                       3,345,086,331    356,760,665   2,643,121,357     314,734,841
                                                           =============  =============    =============  =============

 Net (loss) per share                                      $        0.00  $       (0.00)  $       (0.00)  $       (0.01)
                                                           =============  =============    =============  =============

         See accompanying notes to the financial statements.

                             Med Gen, Inc.
                      Statements of Cash Flows
           For the Six Months Ended March 31, 2008 and 2007
                            (Unaudited)

                                                     2008           2007
                                                 -----------    -----------
Cash flows from operating activities:
 Net cash (used in) operating activities         $  (972,051)   $  (964,490)
                                                 -----------    -----------
Cash flows from investing activities:
Acquisition of property and equipment                (69,875)       (15,600)
                                                 -----------    -----------
 Net cash (used in) investing activities             (69,875)       (15,600)
                                                 -----------    -----------
Cash flows from financing activities:
Proceeds from convertible debentures                 510,000        700,000
                                                 -----------    -----------
 Net cash provided by financing activities           510,000        700,000
                                                 -----------    -----------

Net (decrease) in cash                              (531,926)      (280,090)

Beginning - cash and cash equivalents              1,250,009      1,349,608
                                                 -----------    -----------

Ending - cash and cash equivalents               $   718,083    $ 1,069,518
                                                 ===========    ===========

         See accompanying notes to the financial statements.

                          MED GEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008
                           (UNAUDITED)

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

During the period from January 2008 through March 2008 the Company issued an aggregate of 1,172,768,500 shares of common stock for the conversion $73,915 of the notes described on Note 6.

During February and March 2008 the Company issued 250,000,000 shares of common stock and agreed to issue 200,000,000 shares of common stock for services with a fair value of $45,000 which was charged to operations during the period.

During the period ended March 31, 2008, the Company repriced
100,000,000 options held by officers to $.0001 per share which resulted in a charge to operations of $14,024 during the period.

Stock Options

A summary of stock option activity is as follows:

                                             Weighted   Weighted
                                  Number      average   average
                                   of         exercise    fair
                                  shares       price      value
                                  ------       -----      -----
     Balance at
       September 30, 2007 and
         March 31, 2008         100,000,000   $0.0001   $0.0001

The following table summarizes information about fixed-price stock options at March 31, 2008:

                           Outstanding               Exercisable
                           -----------               -----------
               Weighted     Weighted    Weighted-
               Average       Average     Average
     Exercise   Number     Contractual  Exercise     Number    Exercise
     Prices   Outstanding     Life       Price    Exercisable    Price
     ------   -----------     ----       -----    -----------    -----
     $0.0001   100,000,000  4.2 years   $0.0001   100,000,000  $0.0001

(5)  Commitments, Concentrations and Contingencies

During the period ended March 31, 2008, the Company performed consulting services pursuant to contracts with 90 day terms for 8 companies for fees aggregating $828,000 of which $144,278 is recorded as deferred revenue and included in accounts payable and accrued expenses, for services to be performed at future dates. Substantially all of the revenue related to these services was derived from clients of the Company's primary lender NIR Group (See Note 6). These clients were referred to the Company either directly by NIR Group or by a third party.

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

As a result of the settlement the Company's obligation related to the litigation was reduced by $782,848 which has been recorded as a gain on the settlement date. The balance due is $116,677 at March 31, 2008.

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

(6) CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT LIABILITIES

Between March 30, 2005 and March 31, 2008, the Company entered into a series of fourteen Securities Purchase Agreements with four accredited investors ("Note Holders") for the sale of an aggregate of $8,111,263 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 83,240,000 shares of its common stock (the "Warrants").

The first eight tranches of the Convertible Notes and tranche 13 bear interest at 8%, tranches nine through twelve bear interest at 6% and tranche 14 bears interest at 2%. Tranche 14 was issued on January 31, 2008, to settle all accrued interest as of September 30, 2007. All notes mature three years from the date
of issuance.    The Company is not required to make any principal
payments during the term of the Convertible Notes.

The Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price which, depending on the note, is between $0.04 and $0.09 per share or (ii) 45% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. In connection with the issuance of tranche 13 and the waiver of registration penalties owing by the Company (see below) on January 28,2008, the Company agreed to reduce the conversion price from 50% to 45% (for tranches four through eight) and from 60% to 45% (for tranches nine through twelve) of the average market price (computed as described above). At March 31, 2008, tranches one, two and three have been fully converted by the Note Holders and tranche four has been partially converted.

As of March 31, 2008, the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 preceding trading days was $0.0001, resulting in an effective conversion price as of March 31, 2008 of $0.000045 per share.

The full principal amount of the Convertible Notes is due upon the occurrence of an event of default, which include non-payment of principal and interest when due and failure to effect registration of the common shares underlying conversion of the Convertible Notes and exercise of the Warrants. The Company previously obtained a waiver as of January 28, 2008 related to registration penalties incurred through that date and events of default as of that date. At March 31, 2008, the Convertible Notes, which are carried at their face amount, are in default.
No demand for payment has been received, or is currently expected to be received, from the Note Holders. The default premium that the Note Holders may demand, which in part is dependent on the Company's common stock price, is recorded as a derivative instrument liability. If the Convertible Notes are not in default, the Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 25% to 50% of the principal amount, depending on the timing of such prepayment. The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The 83,240,000 warrants issued are exercisable for a period of five or seven years from the date of issuance and have exercise prices that range from $0.0001 per share to $0.10 per share.

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

Pursuant to Registration Rights Agreements entered into with the Note Holders, the Company is obligated to register for resale, within defined time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes.
The terms of the Registration Rights Agreements provide that, in the event that the required registration statements are not filed or do not become effective within the required time periods, the Company is required to pay to the Note Holders as liquidated damages, an amount equal to 2% per month of the principal amount of the Convertible Notes. This amount may be paid in cash or, at the Holder's option, in shares of common stock priced at the conversion price then in effect on the date of the payment. The Company accrues any penalties incurred to date, together with an estimate of the penalties that may be incurred in the future, based on the Company's expectation of when registration statements will be filed and/or effective and when the shares obtained can be freely sold without registration under Rule 144. As of December 31, 2007, the Company had accrued $1,838,293 in respect of such penalties. As discussed above, on January 28, 2008, the Note
Holders agreed to waive all penalties incurred through that date in exchange for the Company agreeing to reduce the floating conversion price on tranches four through twelve of the Convertible Notes to 45% of the average trading price. Also, effective February 15, 2008, the holding periods required under Rule 144 before securities may be freely sold without registration and without volume limitations were reduced. As a result of the waiver and the amendments to the required holding periods under Rule 144, at March 31, 2008, the Company had accrued $99,456 in respect of estimated registration penalties.

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is dependent on the price of the Company's common stock and is therefore indeterminate, the embedded conversion option of the Convertible Notes and the Warrants are accounted for as derivative instrument liabilities (see below) in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the embedded conversion options and the Warrants were recorded as derivative instrument liabilities. For option-based derivative instruments, the Company estimates fair value using the Black-Scholes valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. At March 31, 2008, the Convertible Notes are in default and the derivative instrument liability reflects the default premium payable if the Note Holders were to demand payment at that date.

A  summary of the Callable Secured Convertible Notes at March 31,
2008, is as follows:

Issue  Date   Due  Date   Face  Amount Principal Outstanding
------------------------------------------------------------
03-30-2005    03-30-2008   $  740,000    $        0

05-25-2005    05-25-2008      700,000             0

08-23-2005    08-23-2008      100,000             0

08-26-2005    08-26-2008      500,000       319,743

10-31-2005    10-31-2008      600,000       600,000

02-23-2006    02-23-2009      600,000       600,000

04-21-2006    04-21-2009      750,000       750,000

08-10-2006    08-10-2009    1,500,000     1,500,000

01-30-2007    01-30-2010      350,000       350,000

02-09-2007    02-09-2010      350,000       350,000

06-21-2007    06-21-2010      650,000       650,000

09-30-2007    09-30-2010      350,000       350,000

01-28-2008    01-31-2011      525,000       525,000

01-31-2008    01-31-2011      396,263       396,263
                           ----------    ----------
                           $7,190,000    $6,391,006
                           ----------    ----------

At March 31, 2008, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                        Exercise      Value
                             Number of   Price       March 31,
Issue Date    Expiry Date    Warrants   Per Share      2008
--------------------------------------------------------------
03-30-2005    03-30-2010      740,000    $0.085     $    -

05-25-2005    05-25-2010      700,000     0.085          -

08-23-2005    08-23-2010      100,000     0.085          -

08-26-2005    08-26-2010      500,000     0.090          -

10-31-2005    10-31-2010      600,000     0.100          -

02-23-2006    02-23-2011      600,000     0.050          -

04-21-2006    04-21-2011   30,000,000     0.050          -

08-10-2006    08-10-2013   15,000,000     0.050          -

01-30-2007    01-30-2014    5,000,000     0.010          2

02-09-2007    02-09-2014    5,000,000     0.010          2

06-21-2007    06-21-2014   10,000,000     0.009          6

09-30-2007    09-30-2014    5,000,000     0.009          4

01-28-2008    01-28-2015   10,000,000    0.0001      1,397
                                                  --------
Fair value of freestanding derivative instrument
liabilities for warrants                            $1,411
                                                  --------

                                  12

                              Principal     Default
                            Outstanding -  Premium -
                             Convertible   March 31,
Issue Date    Expiry Date       Notes       2008
---------------------------------------------------
08-26-2005    08-26-2008      319,743     1,157,886

10-31-2005    10-31-2008      600,000     2,149,560

02-23-2006    02-23-2009      600,000     2,149,560

04-21-2006    04-21-2009      750,000     2,686,950

08-10-2006    08-10-2009    1,500,000     5,373,900

01-30-2007    01-30-2010      350,000     1,241,821

02-09-2007    02-09-2010      350,000     1,241,821

06-21-2007    06-21-2010      650,000     2,306,240

09-30-2007    09-30-2010      350,000     1,292,455

01-28-2008    01-28-2011      525,000     1,813,400

01-31-2008    01-31-2011      396,263     1,383,117
                                        -----------
Fair value of bifurcated embedded
derivative instrument liabilities
associated with the convertible notes   $22,796,710
                                        -----------
Total derivative financial instruments  $22,798,121
                                        ===========

(7)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended March 31, 2008, the Company incurred a net loss of $8,876,464 and has a working capital deficit, an accumulated deficit and a stockholders' deficit of $28,981,128, $58,668,740 and $28,768,883 at March 31, 2008.

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



(8)  Subsequent Events

Through April 2008, the Company issued 811,505,300 shares of common stock for note conversions aggregating approximately
$62,556 and 200,000 shares of preferred A shares to officers and directors convertible into 200,000,000 common shares.

The Company has applied to the Nasdaq Corporate Action Department for permission to effectuate a reverse split of its common shares as follows: 200 :1 reverse split effective June 2, 2008 for all shareholders of record as of the close of business on May 19, 2008. All fractional shares will be eliminated. The Company will file a Form 8-K if and when approval is granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2008 Compared with Three months ended March 31, 2007 and Six Months ended March 31, 2008 Compared with Six months ended March 31, 2007

GENERAL
-------

The Company is now headquartered at 7280 W. Palmetto Park Rd., Suite 306, Boca Raton, Florida 33433 since January 1,2007 .It does not foresee any need to further expand its 3300 sq. ft. corporate facility. The Company has elected to outsource the manufacturing of all its products at this time.

Results of Operations
---------------------

For the second fiscal quarter ended March 31, 2008 compared to 2007, revenue decreased from $492,348 to $495,976.Product sales increased from $20,976 to $72,937 in this quarter while consulting services decreased from $475,000 to $419,411 for the comparable quarters. During the periods ended March 31, 2008 and 2007, the Company performed consulting services pursuant to various contracts. Substantially all of the revenue related to these services was derived from clients of the Company's primary lender NIR Group. These clients were referred to the Company either directly by NIR Group or by a third party.

For the six months ended March 31, 2008 compared to 2007, revenue increased from $677,729 to $775,848.Product sales increased from $77,729 to $91,326 in this period while consulting services increased from $600,000 to $684,522 for the comparable periods. During the periods ended March 31, 2008 and 2007, the Company performed consulting services pursuant to various contracts. Substantially all of the revenue related to these services was derived from clients of the Company's primary lender NIR Group. These clients were referred to the Company either directly by NIR Group or by a third party.

Gross profit for the second quarter was $316,408 versus $415,185 for the year ago quarter, an decrease of 23.80%. For the six months ended March 31, 2008 Gross profit was $451,519 versus $512,527 for the six months ending March 31, 2007, a decrease of 11.91%. The decreases resulted from the costs related to consulting services.

Operating expenses (selling, general and administrative expenses) increased to $699,111from $510,074, an increase of 27.04%. The increase is due to increased advertising costs incurred in the quarter and the addition of another internet employee and attenuate health coverage costs.

Operating expenses for the six months increased to $1,341,869 from $1,017,327 an increase of 24.19%.

Operating loss was $441,727 as opposed to a loss of $780,189 in the prior year's quarter. The loss was lower because of decreased non- cash compensation in this quarter as compared to a year ago. The Company has adopted a policy of conserving as much cash as possible for advertising in all media and has paid numerous consultants in stock as a way of conserving cash. The Company will continue this policy until sales reach at least approximately 5 million dollars on an annualized basis which cannot be assured.

Operating loss for the Six months was $949,374 and $1,503,600. The loss was higher because of increased non-cash compensation in this quarter as compared to a year ago. The Company has adopted a policy of conserving as much cash as possible for advertising in all media and has paid numerous consultants in stock. The Company will continue this policy until sales reach at approximately $5 million annually, which cannot be assured.

Interest expense decreased from $336,376 in the year ago quarter to $131,966 for this quarter. The Company does not have to pay the interest due this quarter and the decrease also relates to factors in derivative accounting more fully explained in the "notes to financials".

Interest expense decreased for the six-month period from $421,766 to $258,175. The Company does not have to pay the interest due this quarter and the increase also relates to factors in derivative accounting more fully explained in the "notes to financials".

Derivative income (expense) was $(417,780) for the quarter ended
March 31, 2007 as compared to $11,527,015 in 2008, and $(767,181)
for the six months ended March 31, 2007 as compared to $(7,678,867) in 2008.

For the second fiscal quarter the company reported net income of $0.00 per share versus a loss of $0.00 per share in the year ago quarter.

For the six month period comparison the Company lost $0.00 during 2008 as compared to a loss of $0.01 during 2007.

Liquidity and Capital Resources
-------------------------------

Cash on hand at March 31, 2008, was $718,083 and the Company had a working capital deficit of $28,981,128.

Net cash used in operating activities was $972,051 during the six months ended March 31, 2008. Net cash used in investing activities was $69,875 during the six months ended March 31, 2008 which consisted principally of the acquisition of equipment.

Net cash provided by financing activities was $510,000 during the Six months ended March 31, 2008, which consisted of net draw downs on the credit facility.

The Company has affected a 10% price increase for all of its products. The Company believes it has sufficient cash resources, and cash flow to provide for all general corporate operations for the balance of the fiscal year ended September 30, 2008, but there can be no assurance of this. The Company intends to drawdown an additional $500,000 in the third and fourth quarters of fiscal 2008 from the lenders. The Company intends to launch several infomercials in the second half of the fiscal year including "Snorenz" and "Painenz" and its newest product "Fabulust."

Basis of Reporting
------------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended March 31, 2008, the Company incurred a net loss of $8,876,464 and has an accumulated deficit of $58,668,740 at March 31, 2008.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the notes to our financial statements for the year ended September 30, 2007, are those that depend most heavily on these judgments and estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2007 audited financial statements.

FORWARD LOOKING STATEMENTS
--------------------------

When used throughout in this form 10QSB filing, the words "believe", "should", "would", and similar expressions that are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the next fiscal year, the Company's beliefs and its views about the long term future of the industry and the Company, its suppliers or its strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission ("SEC") filings, unforeseen circumstances or events could cause the Company's financial performance to differ materially from that expressed in any forward- looking statements made by, or on behalf of, the Company. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10QSB filing.

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

Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not require a proxy vote for this years' annual shareholder meeting.



Item 5.  OTHER INFORMATION

The Company has applied to the Nasdaq Corporate Action Department for permission to effectuate a reverse split of its common shares as follows: 200 :1 reverse split effective June 2nd, 2008 for all shareholders of record as of the close of business on May19th, 2008. All fractional shares will be eliminated. The Company will file a Form 8-K when approval is granted and furnish its new cusip number and new symbol.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company has filed Form 8-K on 1-8-2008 and 2-04-2008

Exhibits:

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

                                  Med Gen, Inc.
                                  (Registrant)
Date: May 7, 2008                 By:/s/Paul B. Kravitz
                                     -------------------
                                     Paul B. Kravitz
                                     Chief Executive Officer