Form 10QSB/A
period 2008-03-31
MED GEN INC
filed 2008-05-08
CIK 1045707

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

Results of Operations
---------------------

For the second fiscal quarter ended March 31, 2008 compared to 2007, revenue decreased from $492,348 to $495,976.Product sales increased from $20,976 to $72,937 in this quarter while consulting services decreased from $475,000 to $419,411 for the comparable quarters. During the periods ended March 31, 2008 and 2007, the Company performed consulting services pursuant to various contracts. Substantially all of the revenue related to these services was derived from other public companies.

For the six months ended March 31, 2008 compared to 2007, revenue increased from $677,729 to $775,848.Product sales increased from $77,729 to $91,326 in this period while consulting services increased from $600,000 to $684,522 for the comparable periods. During the periods ended March 31, 2008 and 2007, the Company performed consulting services pursuant to various contracts. Substantially all of the revenue related to these services was derived from other public companies.

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

                                  Med Gen, Inc.
                                  (Registrant)
Date: May 8, 2008                 By:/s/Paul B. Kravitz
                                     -------------------
                                     Paul B. Kravitz
                                     Chief Executive Officer