Form 10-Q
period 2008-06-30
MED GEN INC
filed 2008-08-04
CIK 1045707

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of June 30, 2008, 55,121,639  shares of common stock, .001 par value per share, were outstanding.

The Company's stock trades on the OTCBB under the symbol "MGEN".

Transitional Small Business Disclosure Format (check one):

Yes [ ]

No [X]

INDEX

PART I

FINANCIAL INFORMATION

Item 1

Financial Statements

Balance Sheet - June 30, 2008 (Unaudited)

Statements of Operations - Three months ended June 30, 2007 and 2008 and Nine Months ended June 30, 2007 and 2008 (Unaudited)

Statements of Cash Flows - Nine months ended June 30, 2007 and 2008 (Unaudited).

Notes to Financial Statements (Unaudited).

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

MED GEN, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Med Gen, Inc.

Balance Sheet

June 30, 2008

(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$289,231
Accounts receivable, net of reserve of $15,196	13,054
Inventory	170,361
Other current assets	5,700
Total Current Assets	478,346
Property and Equipment, net	59,041

Other Assets
Deferred financing fees	59,777
Deposits and other	44,950
$642,114
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$556,543
Accrued litigation judgment	53,311
Total Current Liabilities	609,854

Derivative financial instruments	709,700,296
Convertible debentures	6,309,334

Stockholders' (deficit)
Preferred stock, $.001 par value, 5,000,000 shares
authorized:
Series A 8% cumulative, convertible, 1,500,000 shares
authorized, 200,000 shares issued and outstanding	20,000
Undesignated, 3,500,000 shares authorized	-
Common stock, $.001 par value, 12,495,000,000
shares authorized, 56,294,340 shares
issued and outstanding	56,295
Paid in capital	30,094,446
Receivable for common stock	(2,588)
Accumulated (deficit)	(746,145,523)
(715,977,370)
$642,114

See accompanying notes to the financial statements.

Med Gen, Inc.

Statements of Operations

For the Three Months and Nine Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months		Nine Months
	2008	2007	2008	2007
Revenue
Product	$60,335	$39,170	$151,661	$116,899
Service	183,478	700,000	868,000	1,300,000
	243,813	739,170	1,019,661	1,416,899

Cost of sales	111,888	113,209	436,417	278,411

Gross profit	131,925	625,961	583,244	1,138,488

Operating expenses:
Non cash stock compensation -
selling, general and administrative	20,000	319,000	79,024	1,317,800
Selling, general and administrative expenses	415,139	721,321	1,757,008	1,738,648
	435,139	1,040,321	1,836,032	3,056,448

(Loss) from operations	(303,214)	(414,360)	(1,252,788)	(1,917,960)

Other (income) expense:
Interest expense	132,946	133,193	391,121	770,182
Derivative instruments	687,042,158	2,447,321	694,720,825	2,999,279
Interest income	(1,535)	(7,645)	(11,487)	(20,405)
	687,173,569	2,572,869	695,100,459	3,749,056
(Loss) before income taxes	(687,476,783)	(2,987,229)	(696,353,247)	(5,667,016)

Income taxes	-	-	-	-
Net (loss)	$(687,476,783)	$(2,987,229)	$(696,353,247)	$(5,667,016)

Per share information - basic and fully diluted:
Weighted average shares outstanding	34,612,226	2,657,932	20,321,783	1,935,093
Net (loss) per share	$(19.86)	$(1.12)	$(34.27)	$(2.93)

See accompanying notes to the financial statements.

Med Gen, Inc.

Statements of Cash Flows

For the Nine Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

Cash flows from operating activities:
Net cash (used in) operating activities	$(1,428,052)	$(1,316,742)

Cash flows from investing activities:
Purchase of property and equipment	(70,168)	(15,600)
Net cash (used in) investing activities	(70,168)	(15,600)

Cash flows from financing activities:
Proceeds from option exercise	27,442	-
Proceeds from convertible debentures	510,000	1,350,000
Net cash provided by financing activities	537,442	1,350,000

Net increase (decrease) in cash	(960,778)	17,658

Beginning - cash and cash equivalents	1,250,009	1,349,608

Ending - cash and cash equivalents	$289,231	$1,367,266

See accompanying notes to the financial statements.

MED GEN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of September 30, 2007, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

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

(4)

Stockholders’ (Deficit)

Common Stock

During December 2007 the Company increased the number of authorized shares to 12,500,000,000 consisting of 12,495,000,000 shares of common stock and 5,000,000 shares of preferred stock. During June 2008 the Company effected a 1 for 200 reverse stock split. All share and per share amounts have been restated to reflect this split.

During the period from October 2007 through December 2007 the Company issued an aggregate of 5,422,175 shares of common stock for the conversion $133,199 of the notes described on Note 6.

During the period from January 2008 through March 2008 the Company issued an aggregate of 5,863,843 shares of common stock for the conversion $73,915 of the notes described on Note 6.

During the period from April 2008 through June 2008 the Company issued an aggregate of 6,402,928 shares of common stock for the conversion $81,672 of the notes described on Note 6.

Through June 30, 2008, the Company issued 2,250,000 shares of common stock for services with a fair value of $45,000 which was charged to operations during the period.

During April 2008 the Company issued 2,000 shares of Series A preferred stock to officers with a fair value of $20,000 which was charged to operations during the period. Each share of Series A preferred stock is convertible into 1,000 shares of common stock.

During the period ended March 31, 2008, the Company repriced 100,000,000 options held by officers to $.0001 per share which resulted in a charge to operations of $14,024 during the period.

During June 2008 officers of the Company exercised 30,000,000 options for $30,000. The Company received proceeds of $27,442 and recorded a receivable for common stock of $2,588.

Stock Options

A summary of stock option activity is as follows:

	Number of shares	Weighted average Exercise price	Weighted Average fair value
Balance at September 30, 2007	100,000,000	$0.0001	$0.0001
Exercised	(30,000,000)
Balance at June 30, 2008	70,000,000

The following table summarizes information about fixed-price stock options at March 31, 2008:

				Exercisable
Exercise Prices	Weighted Average Number Outstanding	Outstanding Weighted Average Contractural Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price

$0.0001	70,000,000	3.9 years	$0.0001	70,000,000	$0.0001

(5)

Commitments, Concentrations and Contingencies

During the period ended March 31, 2008, the Company performed consulting services pursuant to contracts with 90 and 60 day terms for 9 companies for fees aggregating $868,000. Substantially all of the revenue related to these services was derived from clients of the Company’s primary lender NIR Group (See Note 6). These clients were referred to the Company either directly by NIR Group or by a third party.

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

During April 2006 the Company settled the litigation by agreeing to the following:

A cash payment of $300,000

29 monthly payments of $31,667

The issuance of 75,000 common shares subject to registration rights

The holders of the shares shall have the right beginning on the effective date of the registration statement for a period of two years to require the Company at the Company’s discretion to sell the shares back to the Company for $200,000 or require the Company to issue additional shares so that the value of the shares held by the holders is $200,000. As of June 30, 2007, the Company issued an aggregate of 241,466 (including the 75,000 shares described above) shares of common stock in full settlement of the $200,000 obligation.

As a result of the settlement the Company’s obligation related to the litigation was reduced by $782,848 which has been recorded as a gain on the settlement date. The balance due is $53,311 at June 30, 2008.

During the periods covered by these financial statements the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the “safe harbor” exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S-8 and Regulation S in regard to these issuances, however if it were determined that the Company did not comply with these provisions this could have a material impact on the Company’s financial position and results of operations.

(6)

CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT LIABILITIES

Between March 30, 2005 and June 30, 2008, the Company entered into a series of fourteen Securities Purchase Agreements with four accredited investors ("Note Holders") for the sale of an aggregate of $8,111,263 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 83,240,000 shares of its common stock (the “Warrants”).

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

The Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price which, depending on the note, is between $0.04 and $0.09 per share or (ii) 45% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date.  In connection with the issuance of tranche 13 and the waiver of registration penalties owing by the Company (see below) on January 28,2008, the Company agreed to reduce the conversion price from 50% to 45% (for tranches four through eight) and from 60% to 45% (for tranches nine through twelve) of the average market price (computed as described above).  At June 30, 2008, tranches one, two and three have been fully converted by the Note Holders and tranche four has been partially converted.

As of June 30, 2008, the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 preceding trading days was $0.0001, resulting in an effective conversion price for all tranches as of June 30, 2008 of $0.000045 per share.

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

Pursuant to Registration Rights Agreements entered into with the Note Holders, the Company is obligated to register for resale, within defined time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes. The terms of the Registration Rights Agreements provide that, in the event that the required registration statements are not filed or do not become effective within the required time periods, the Company is required to pay to the Note Holders as liquidated damages, an amount equal to 2% per month of the principal amount of the Convertible Notes. This amount may be paid in cash or, at the Holder’s option, in shares of common stock priced at the conversion price then in effect on the date of the payment.  The Company accrues any penalties incurred to date, together with an estimate of the penalties that may be incurred in the future, based on the Company’s expectation of when registration statements will be filed and/or effective and when the shares obtained can be freely sold without registration under Rule 144.  As of December 31, 2007, the Company had accrued $1,838,293 in respect of such penalties.  As discussed above, on January 28, 2008, the Note Holders agreed to waive all penalties incurred through that date in exchange for the Company agreeing to reduce the floating conversion price on tranches four through twelve of the Convertible Notes to 45% of the average trading price.  Also, effective February 15, 2008, the holding periods required under Rule 144 before securities may be freely sold without registration and without volume limitations were reduced.  As a result of the waiver and the amendments to the required holding periods under Rule 144, at June 30, 2008, the Company had accrued $84,756 in respect of estimated registration penalties.

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is dependent on the price of the Company’s common stock and is therefore indeterminate, the embedded conversion option of the Convertible Notes and the Warrants are accounted for as derivative instrument liabilities (see below) in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19).  Accordingly, the initial fair values of the embedded conversion options and the Warrants were recorded as derivative instrument liabilities.  For option-based derivative instruments, the Company estimates fair value using the Black-Scholes valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments.  Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%.  The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period.

The full principal amount of the Convertible Notes is due upon the occurrence of an event of default, which include non-payment of principal and interest when due and failure to effect registration of the common shares underlying conversion of the Convertible Notes and exercise of the Warrants.  The Company previously obtained a waiver as of January 28, 2008 related to registration penalties incurred through that date and events of default as of that date.  However, at June 30, 2008, the Convertible Notes, which are carried at their face amount, are in default.  No demand for payment has been received, or is currently expected to be received, from the Note Holders.

Because the Notes are in default, the Note Holders may demand payment at an amount equal to the greater of:

(i)

130% times the Default Sum, where the Default Sum is the sum of: (a) the then outstanding principal amount of the Notes plus (b) accrued and unpaid interest on the unpaid principal amount of the Notes plus (c) default interest, if any, on the amounts due under (a) and/or (b) plus (d) any amounts owed to the Note Holders related to registration penalties or

(ii)

the “parity value” of the Default Sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of the Default Sum, treating the trading day immediately preceding the payment date as the “conversion date” for purposes of determining the conversion price, multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the payment date.

At June 30, 2008, the highest closing price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default was $0.04 and the conversion price of the Convertible Notes at that date was $0.000045 per share.  The default premium payable at June 30, 2008 reflects the amount payable if the Note Holders were to demand payment at that date.

A summary of the Callable Secured Convertible Notes at June 30, 2008 is as follows:

Issue Date	Due Date	Face Amount	Principal Outstanding	Default Premium Payable	Accrued Interest

03-30-2005	03-30-2008	$740,000	$0	$0	$0

05-25-2005	05-25-2008	700,000	0	0	0

08-23-2005	08-23-2008	100,000	0	0	0

08-26-2005	08-26-2008	500,000	238,071	27,428,125	21,502

10-31-2005	10-31-2008	600,000	600,000	67,207,474	36,033

02-23-2006	02-23-2009	600,000	600,000	67,207,474	36,033

04-21-2006	04-21-2009	750,000	750,000	84,009,342	45,041

08-10-2006	08-10-2009	1,500,000	1,500,000	168,018,686	90,082

01-30-2007	01-30-2010	350,000	350,000	38,649,103	15,764

02-09-2007	02-09-2010	350,000	350,000	38,649,103	15,764

06-21-2007	06-21-2010	650,000	650,000	71,776,906	29,277

09-30-2007	09-30-2010	350,000	350,000	40,202,403	15,764

01-28-2008	01-31-2011	525,000	525,000	61,380,663	17,836

01-31-2008	01-31-2011	396,263	396,263	45,171,017	3,300

		$7,190,000	$6,309,334	$709,700,296	$326,396

At June 30, 2008, the following derivative liabilities related to common stock Warrants were outstanding:

Issue Date	Expiry Date	Number of Warrants	Exercise Price Per Share	Value – June 30, 2008

03-30-2005	03-30-2010	740,000	$0.085	$-

05-25-2005	05-25-2010	700,000	0.085	-

08-23-2005	08-23-2010	100,000	0.085	-

08-26-2005	08-26-2010	500,000	0.090	-

10-31-2005	10-31-2010	600,000	0.100	-

02-23-2006	02-23-2011	600,000	0.050	-

04-21-2006	04-21-2011	30,000,000	0.050	-

08-10-2006	08-10-2013	15,000,000	0.050	-

01-30-2007	01-30-2014	5,000,000	0.010	-

02-09-2007	02-09-2014	5,000,000	0.010	-

06-21-2007	06-21-2014	10,000,000	0.009	-

09-30-2007	09-30-2014	5,000,000	0.009	-

01-28-2008	01-28-2015	10,000,000	0.0001	-

				$-

(7)

Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations including the settlement of certain litigation. For the period ended June 30, 2008, the Company incurred a net loss of $696,353,247 and has a working capital deficit, an accumulated deficit and a stockholders’ deficit of $131,508, $746,145,523 and $715,977,370 at June 30, 2008.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

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

(8)

Subsequent Events

Subsequent to June 30, 2008, the Company issued 30,000,000 shares of common stock pursuant to option exercises by officers and 2,345,402 shares of common stock pursuant to the conversion of the notes described in Note 6.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2008, Compared with three months ended June 30, 2007, and Nine Months ended June 30, 2008, compared with Nine months ended June 30,2007.

GENERAL

The Company is now headquartered at 7280 W. Palmetto Park Rd., Suite 306, Boca Raton, Florida 33433 since December 1, 2007. The Company has elected to outsource the manufacturing of all its products at this time.

Results of Operations

For the quarter ended June 30, 2008, Sales decreased to $243,813 from $739,170. This decrease is directly attributable to the Company's financial consulting services division. In the 2007 quarter the Company provided $700,000 in consulting services as compared to $183,478 in 2008. For the Nine months ended June 30, 2007 sales decreased to $1,019,661 from $1,416,899. This decrease is directly attributable to the Company's financial consulting services division. In the 2007 quarter the Company provided $1,300,000 in consulting services as compared to $868,000 in 2008. Sales of the Company's products were up by approximately $35,000 on a comparative nine month basis. This increase was due to market advertising campaigns which directly increased the sales of Snorenz.

Gross profit for the third quarter was $131,925 versus $625,961 for the year ago quarter. The decrease was due to a substantial decrease in financial services billings.

For the nine months ended June 30, 2008, Gross profit was $583,244 versus $1,138,488 for the nine months ending June 30, 2007. The decrease was due to a substantial decrease in financial services billings.

Operating expenses (selling, general and administrative expenses) for the 2008 quarter decreased to $435,139 from $1,040,321. The decrease is due to several factors including, decreased legal fees, and consultants fees and a decrease in stock compensation from $721,321 to $20,000.

Operating expenses for the nine months decreased from $3,056,448 to $1,836,032. The decrease for the nine months is attributable to the Company's decreased non cash compensation of consultants and decreased legal expenses.

Other expenses increased form $2,572,869 to $687,173,569 for the comparable quarters and from $3,749,056 to $695,100,459 for the comparable year to date periods as a result of the change in the derivative liabilities including defaults on the convertible notes.

Net loss for the 2008 period was $687,476,783 as opposed to a loss of $2,987,229 in the prior year's quarter. The loss was substantially higher because of charges related to derivative instruments.

Net loss for the Nine months was $696,353,247 as compared to $5,667,016 for the nine months a year ago. The loss was substantially higher because of charges related to derivative instruments.

For the third fiscal quarter the company reported a loss of $19.86 per share versus a loss of $1.12 per share in the year ago quarter.

For the third quarter nine month comparison the Company lost $34.27 a share as compared to a loss of $2.93 in the year ago quarter.

Liquidity and Capital Resources

Cash on hand at June 30, 2008 was $289,231 and the Company had working capital of $(131,508) at June 30, 2008.

Net cash used in operating activities was $1,428,052 during the nine months ended June 30, 2008.

Net cash used in investing activities was $70,168 during the nine months ended June 30, 2008.

Net cash provided by financing activities was $537,442 during the nine months ended June 30, 2008, which consisted of  borrowings under convertible debentures and proceeds from options exercises.

The Company has affected a 5% price increase for all of its products.

The Company has sufficient cash resources, receivables and cash flow to provide for all general corporate operations through the end of the fiscal year.

Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations. For the period ended June 30, 2008, the Company incurred a net loss of $696,353,247 and has an accumulated deficit of $746,145,523 at June 30, 2008.

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

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.

OTHER INFORMATION

Not Applicable

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

The Company has filed Form 8-K on 4-18-2008 and 5-30-2008.

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

By: /s/ Paul B. Kravitz
Paul B. Kravitz
Chief Executive Officer

Date:  August 8, 2008