Form 10-Q/A
period 2008-06-30
MED GEN INC
filed 2008-08-07
CIK 1045707

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A-1

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

(6)      CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT LIABILITIES

Between March 30, 2005 and June 30, 2008, the Company entered into a series of fourteen Securities Purchase Agreements with four accredited investors ("Note Holders") for the sale of an aggregate of $8,111,263 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 416,200 shares of its common stock (the “Warrants”).

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

The Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at 45% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date.  In connection with the issuance of tranche 13 and the waiver of registration penalties owing by the Company (see below) on January 28,2008, the Company agreed to reduce the conversion price from 50% to 45% (for tranches four through eight) and from 60% to 45% (for tranches nine through twelve) of the average market price (computed as described above).  At June 30, 2008, tranches one, two and three have been fully converted by the Note Holders and tranche four has been partially converted.

As of June 30, 2008, the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 preceding trading days was $0.0001, resulting in an effective conversion price for all tranches as of June 30, 2008 of $0.000045 per share.

The 416,200 warrants issued are exercisable for a period of five or seven years from the date of issuance and have exercise prices that range from $0.02 per share to $20.00 per share.

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

A summary of the Callable Secured Convertible Notes at June 30, 2008 is as follows:

Issue Date	Due Date	Face Amount	Principal Outstanding	Default Premium Payable	Accrued Interest
03-30-2005	03-30-2008	$740,000	$0	$0	$0

05-25-2005	05-25-2008	700,000	0	0

08-23-2005	08-23-2008	100,000	0	0

08-26-2005	08-26-2008	500,000	238,071	27,428,125	21,502

10-31-2005	10-31-2008	600,000	600,000	67,207,474	36,033

02-23-2006	02-23-2009	600,000	600,000	67,207,474	36,033

04-21-2006	04-21-2009	750,000	750,000	84,009,342	45,041

08-10-2006	08-10-2009	1,500,000	1,500,000	168,018,686	90,082

01-30-2007	01-30-2010	350,000	350,000	38,649,103	15,764

02-09-2007	02-09-2010	350,000	350,000	38,649,103	15,764

06-21-2007	06-21-2010	650,000	650,000	71,776,906	29,277

09-30-2007	09-30-2010	350,000	350,000	40,202,403	15,764

01-28-2008	01-31-2011	525,000	525,000	61,380,663	17,836

01-31-2008	01-31-2011	396,263	396,263	45,171,017	3,300
		$7,190,000	$6,309,334	$709,700,296	$326,396

At June 30, 2008, the following derivative liabilities related to common stock Warrants were outstanding:

Issue Date	Expiry Date	Number of Warrants	Exercise Price Per Share	Value – June 30, 2008

03-30-2005	03-30-2010	3,700	$17.00	$-

05-25-2005	05-25-2010	3,500	$17.00	-

08-23-2005	08-23-2010	500	$18.00	-

08-26-2005	08-26-2010	2,500	$18.00	-

10-31-2005	10-31-2010	3,000	$20.00	-

02-23-2006	02-23-2011	3,000	$10.00	-

04-21-2006	04-21-2011	150,000	$10.00	-

08-10-2006	08-10-2013	75,000	$10.00	-

01-30-2007	01-30-2014	25,000	$2.00	-

02-09-2007	02-09-2014	25,000	$2.00	-

06-21-2007	06-21-2014	50,000	$1.80	-

09-30-2007	09-30-2014	25.000	$1.80	-

01-28-2008	01-28-2015	50,000	$0.02	-

		416,200		$-

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

Date:  August 5, 2008