Form 10-K
period 2008-09-30
MED GEN INC
filed 2009-03-27
CIK 1045707

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-29171

MED GEN, INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0703559
(State of incorporation)	(IRS Employer Identification No.)

7040 W. Palmetto Park Road, Suite 4, Box 716 Boca Raton, FL 33433
(Address of principal executive offices)

(954) 415-4691
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [  ]        No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]        No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).

Yes  [  ]    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6,765.23 as of September 30, 2008.

The number of shares of the registrant’s common stock outstanding 1,253,923,331 Shares of Common Stock as of March 18, 2009.

TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements involve risks and uncertainties, including statements regarding Med Gen, Inc. capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Med Gen, Inc. files with the SEC. These factors may cause Med Gen, Inc actual results to differ materially from any forward-looking statement. Med Gen, Inc. disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

CURRENCY

All dollar amounts in this Annual Report on Form 10-KSB are presented in United States dollars unless otherwise indicated.

ITEM 1 -- DESCRIPTION OF BUSINESS

Company Background

Med Gen, Inc. (the "Company") was established under the laws of the State of Nevada in October 1996. Executive offices are located at 7280 W. Palmetto Park Road, Suite 306, Boca Raton, Florida 33433.  The Company's phone number is (561) 750-1100. The Company currently operates five (5) Web sites: www.medgen.com, www.snorenz.com, www.pain-enz.com, and www.4goodnight'sleep.com and www.fabulust.net.

The Company's common stock trades on the OTC Bulletin Board under the symbol"MDIN.OB"

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

The idea caught on with the company's lenders and they recommended potential clients. This, along with other contacts, were the building blocks that produced earnings during this reporting period for the company.  Earnings exceeded $1.3 million and provided the majority of capital necessary to continue the marketing conversion as well as the completion of the company's newest product FabULustTM.

Shareholders might view this as a change of direction for the company. The explanation (above) and past published reports, have further explained that management has no intention of changing the major focus of the company. The greatest assets of our company can be found in our stable of uniquely designed products. These products, which have been carefully researched address markets that exceed $100 Billion and will eventually grow Med Gen.

In late 2008, the Company closed its Financial Services division in order to concentrate on its regular line of products

The Company's flagship product has been SNORenz®, a throat spray which reduces or eliminates the sounds ordinarily associated with snoring. SNORenz® is free of artificial colors, flavors or preservatives. Its patented ingredients, technology and Liposome® manufacturing process, delivers consistent and measured droplet spray mists directly to the back of the throat, lubricating the uvula and soft palate that vibrate with each breath. Each application lasts about six to eight hours. Moreover, the all-natural peppermint taste further provides the satisfaction of waking up without a morning breath.

SNORenz® is currently sold through Direct Marketing (DRTV) and Direct to Consumer (DTC) programs by way of the company owned web sites, affiliate programs and various TV Commercials and Print advertising campaigns. The company also sells retailers and wholesalers nationwide.

The Company also markets additional products that deploy its proprietary technology. Good Nights SleepTM. Good Nights SleepTM is a liquid throat spray formulation for sleep aide. The company offers two versions of formulations, one is all natural and the other uses the popular diphenhydromine as an active ingredient, "Good Nights Sleep[TM] is the first spray liquid in this category to enter the US market. The product is now being sold on the Company web site. In August, 2006 the company completed R&D on UNDIET®, a novel all liquid diet system featuring Hoodia Gordonii and Advantra ZR UNDIET® was test launched in October 2006 when it aired on 10 Cable TV stations, Woman's Day, RedBook and Newsweek magazines.

Painenz®, a roll-on topical pain relief product, has been successfully tested with Health & Wellness Club, Golf  PGA and Gardner clubs and their affiliated magazines. The product has met with a better than 78% approval rating. Painenz® is now being advertised in Newsweek magazine as a test for future revenue growth. Fab U LustTM is the company's newest product. It is a specialized formula used to enhance sexual stimulation in women. The product will be featured in magazines and several TV commercials. In December 2007, the company signed a one year contract with Sunset Thomas, a popular "Porn" star to act as the products spokesperson. The agreement calls for her to appear in TV and Print Commercials as well as specific personal appearances.

The Company also markets its products under several private labels for other distributors in the United States and overseas.

The company is working on the completion of two new products to be launched in 2008 using its proprietary STW technology. Recently the company launched its Sonergy® line of nine (9) commonly used vitamin and herbal products on its web site. The line should bring greater visibility to the site and result in increased sales.

DESCRIPTION OF PRODUCTS

SNORenz®

SNORenz® is an original and innovative entry into the anti- snoring industry. Never before has any company introduced a liquid throat spray to prevent or quiet the noise of snoring. Mr.Kravitz, Mr.Mitchell and Mr. Robinson were awarded a Patent on the ingredients and formula on February 13, 2001. They assigned the patent to the Company for a period of three years. The Company still utilizes the formula and all trade secrets in its manufacturing process. The medical and psychological communities have studied the causes and symptoms of sleep deprivation for many years.

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

In 2002, the Company completed a double blind study at Northwestern Hospital's Sleep Center in Atlanta, GA, under the direction of Dr. Samuel Mickelson of the Advanced Ear Nose and Throat P.C. The results of that study concluded that SNORenz® is an effective product to reduce the noise associated with snoring.

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

The Biotechnology Underlying Med Gen Products

One of the most promising of all these new methods is the use of a natural blend of oils and vitamins specially formulated to be used as a spray. After years of research, such a product was developed by a medical specialist in Brazil with encouraging initial results. The Company acquired this initial technology, the trade secrets and initial proprietary formula for worldwide commercial marketing which over the years has been perfected, re-tested and re-formulated leading to the issuance of a patent that has been assigned to the Company. The Company has spent considerable capital and other resources to further improve the delivery of this spray by using, as its manufacturing technology, the patented technology called Liposome®, which enables the blend of oils to remain equally disbursed and suspended in a vesicle in solution. This, the patented formula and other trade secrets comprise the underlying biotechnology of SNORenz®.

Because of this specialized manufacturing process, there is never a need to shake the bottle as the solution is permanently blended. The Company intends to market other over-the-counter products for alternative therapies. By way of explanation, Lipoceuticals are liposomes in a multiphasic system that contains an active ingredient in each phase. The ability to encapsulate a variety of lipophilic and hydrophilic ingredients, peptides and proteins are the obvious advantages needed to enhance delivery, improve quality and sustain product performance of SNORenz®. This technology is far superior and much more expensive than other emulsion type delivery systems and insures the highest possible quality available in the market today.

The advantages and benefits of this technology and delivery system are that the SNORenz® LipoSpray is absorbed transmucosally to provide systemic distribution; has a higher concentration of active ingredient in the mucosal tissue; has longer residence time of active ingredient in the mucosal tissue; and, has a high encapsulation rate for improved performance of the active ingredient. It also has greater bioavailability, which means that it has faster onset of effect, greater overall absorption, sustained administration, improved convenience and no pills, water or swallowing problems.

SNORenz® attempts to reduce or eliminate the sounds associated with snoring by simply lubricating the vibrating tissues in the throat with a combination of five natural oils, vitamins, and trade secret trace ingredients. The product is formulated to adhere to the soft tissues in the back of the throat for an extended period of time, and may be reapplied as needed. Clinical studies, "Double Blind" studies and scores of testimonials and repeat sales indicate a high level of success for SNORenz® users. SNORenz® is not effective where users have consumed a large amount of alcoholic beverages shortly before application, as the alcohol tends to break down the chemical bonds of the natural oils. It should also be noted that SNORenz® is not a cure for APNEA, a condition for which there is no known cure.

SNORenz® carries a 30-day money back guarantee. The Company has experienced negligible product return rates over the past five fiscal years.

GOOD Nights SleepTM

Good Nights SleepTM] ("GNS") is a night time sleep aid and the first such product formulated as a throat spray. Positioned to compete with Sominex®,Simply Sleep® and Excedrin PM, which are all solids; GNS enters the market catering to people who have difficulty taking pills and who want "fast action" results which only a liquid can give.

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

Recently, the company designed and manufactured Good Nights Sleep strips. Produced similarly to a breath strip, GNS is easily taken without water, tastes good and is being marketed on the company web site.

Painenz®

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

The active ingredients in Painenz® are, Glucosamine, Chondroitin, Cetyl Myrist Oleate(CMO) and Capsaicin (kap SAY ih sihn), a derivative of the hot pepper plant. When applied as an external analgesic, Capsaicin depletes and prevents reaccumulation of substance P in peripheral sensory neurons. Substance P is found in slow-conducting neurons in the outer and Inner skin layers and joint tissues, and is thought to be the primary chemical mediator of pain impulses from the periphery to the central nervous system. by depleting substance P, Capsaicin renders skin and joints insensitive to pain since impulses cannot be transmitted to the brain.

Capsaicin has been approved by the United States Food and Drug Administration ("FDA") for use without a prescription in topical preparations marketed for the temporary relief of pain from arthritis, or for the relief of minor aches and pains of muscles and joints. Information on both Capsaicin and Liposome is available on the Internet (www.capsaicin.com and www.liposomes.com).

THE UNDIET® SYSTEM

The strength of the UNDIET® program lies in the very fact that it does not rely upon the [lack of] intake of food to produce significant weight loss. Rather, the three products, and their formulations, that form the entire UNDIET® program are specially formulated liquid sprays, easily absorbed into the mucous membrane of the throat area to produce specific fast acting results.

THE PROGRAM CONSISTS OF:

AppeaseTM, which is an all natural spray producing a strong feeling of fullness thereby reducing the desire to eat. It also lessens the desire to crave sugar/sweet products.

Weight ShieldTM, which is an all natural spray formulation that actually "burns" the fat intake. The reduction of fatty foods and fat intake is essential for weight control.

Simply TrimTM, which is an all natural spray formulation that combines the appetite suppressant with the fat burning qualities. Using other additives to the formulation, the user will not only feel an immediate lessening of a desire to eat but will, if used as prescribed, prevent the "bounce back" that most dieters experience with other diet programs.

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

Fab U LustTM

Fab U LustTM departing from its STW System, Med Gen has designed a Roll-On Dispenser to dispense the ingredients (a closely held formula) for a female clitoral stimulant. This addresses the needs of an estimated 100 million women who have difficulty reaching orgasm.

CigarHolderTM

The company has created a novel design for the resting of cigars. The CigarHolderTM, made of hard plastic, features a novel clip and holder capable of holding two cigars. The device can be clipped to a table, steering wheel, handlebar or almost any object. The company has a patent pending on the device and has already started marketing efforts. While this might seem as a departure for the company, management feels as though any product that is enjoyed by so many people, creating calm and relaxation and that enjoys a high consumer demand, should be considered as health inducing and a substantial opportunity to create revenue for the company.

Marketing

Med Gen products are currently sold through DRTV television and print advertising campaigns. As well as company owned and operated web sites direct to the consumer. It is also sold to distributors overseas under protective Distribution Agreements. SNORenz® continues to be sold in select retail stores, although on a very limited basis as an over the counter product. It is difficult to know the number of independent retailers that carry SNORenz® because the product is sold thru distributors. However, the following stores carry SNORenz® and buys direct from the company. Albertsons Supermarkets, American Stores(a division of Albertsons which includes Jewel Stores, Jewel T Stores, Osco Drugs and Sav-On Drugs).

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

Spokesperson Agreement

On December 15, 2007 the company signed a 1 year Agreement with Sunset Thomas (Princess of Porn) to promote the company's newest product Fab U LustTM.  Sunset will appear in Company commercials and advertising materials. The Agreement calls for an initial signing Bonus of $10,000 and Royalty payments based on volume of sales. A Bonus Royalty is to be paid after the sales reach 1 million dispensers sold. As part of the Agreement, Sunset will promote the product in her upcoming Vavoom TV shows and her motion pictures and personal appearances.

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

In the snoring relief category, there are three competitors, Breathe Right SprayR, Snore StopR and Y-SnoreR, the largest is Breathe RightR. Although this product was introduced into the market in the past Three years, CNS has spent a considerable amount of money on PR and advertising, replacing SNORenz® as the number 1 seller in the snoring category. The company has never been able to compete with them for lack of advertising dollars. In the latter part of 2005, the company started changing its marketing direction to a Direct to Consumer approach and has recently been moving forward to obtain funding for this purpose. The company believes that it can build back its base of loyal customers and reach profitability faster by concentrating on Direct to Consumer marketing. As a result of this decision, the Company has updated its website.

Good Nights SleepTM, although new, enjoys an enviable position in that it still remains the only Brand available as a liquid throat spray for sleep aid. Although it has a lot of competition from well known brands, all of the existing products are in "hard" form delivery systems. The Company has begun a marketing program to direct the consumer to its website.

The company's entree into the weight loss industry is significant to its overall strategy. The present market is in excess of $70 billion and the company believes that its UNDIET® System represents a unique alternative to those seeking a non-food weight loss system. A small percentage of this market will represent significant earnings for Med Gen. Management does not know of any similar program presently being marketed. This "stand alone" position represents a tremendous opportunity for Med Gen.

Sex sells, and although it is difficult to obtain any reliable data, it is reported to be a $100 billion industry. The company's newest product Fab U LustTM addresses the often hidden needs of women who have difficulty reaching orgasm and as a result eliminates the joy of sexual activity with their partners. Fab U LustTM, in development for a year, has a unique formulation that incorporates a roll-on applicator. The combination titillates the clitoris and allows the women to easily reach orgasms.

Dominant Customers

In fiscal year 2008 the Company sold direct to its customers via Direct To Consumer TV, Radio, and Print commercials, as well as its web site. During the year 2007 the company did $270,801in Internet sales. During the year 2008 there were no dominant customers and no customers that accounted for more than 5% of the total sales.

The reason for this was a shift in company policy that eliminated virtually all retail sales with concentration on the web site and Direct To Consumer advertising programs.

Internet Sales

In 2002 the Company converted its marketing strategy from Direct Marketing to consumer retail store sales as a result, Internet pricing was dramatically reduced by 50% to be consistent with unit pricing in the retail network. Therefore, although unit sales remained steady, and have even slightly increased, dollar sales have dropped. This trend is expected to be reversed as a result of the new DTC approach. The Company operates four e-commerce web sites, www.snorenz.com, www.medgen.com , www.pain-enz.com , www.4Goodnightsleep.com. Orders from these sites average over $4,000 per month in retail sales. Other enhancements to the Company's web sites were completed in 2006, with optimization continuing through 2007.

The Company expected to show steady and important increases in future sales on its Internet site. During the third quarter of fiscal 2008 (April to June), the web site was re-designed to increase "user friendly" utilization and to offer new company products. However, because of a lack of capital to continue airing its commercials, many of those potential customers were not directed to the web site. The company is attempting to raise additional capital to re-start the program. During year ended September 30, 2008, the company was not able to raise capital. In February 2009 the Company’s principal lenders advanced $75,000 to re-start an airing of our SNORenz® commercial. If this is successful, the lender has indicated that there could be additional support to grow the Company..

Patents, Trademarks and Licenses

The name "SNORenz®" is a registered trademark, owned by the Company, and issued by the United States Patent and Trademark Office (Reg. No. 2,210,381 - 12/15/98). An application of renewal has recently been filed. The Company also owns the trademark registration for the Good Nights Sleep product.

The Company has registered SNORenz® in Korea and Snoraway® and Good Night's Sleep® in all countries participating in the EU as a Community Trademark. It has also registered Fab U LustTM in Europe and the United States.

Financial Services Division:

In early 2005 management formed a Financial Services Division creating and additional revenue source that would provide the capital necessary for the completion of its business plan for marketing its line of products.

During the year 2008, the company serviced 11 clients .for which it provided consulting and other services. However, starting in late December and into January 2009, because of economic factors, the company closed down the Financial Services Division and is now concentrating on the sales of its products. During 2008, the company was able to substantially increase its revenue and as a result of this influx of capital was able to invest in several new TV, Print and Radio commercials for its products. The additional capital aided in the completion of the Fab U LustTM and CigarHolderTM product lines.

The Financial Services division was closed in December 2008.

Government Regulation

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

Employees

The Company currently has three full-time employees. Paul Kravitz is the Chairman, Secretary and Chief Executive Officer of the Company; Paul S. Mitchell is President, Treasurer, Chief Financial Officer and Chief Operating Officer;

ITEM 2.

DESCRIPTION OF PROPERTY

The mailing address is located at 7040 W. Palmetto Park Road, Suite 4, Box 716 Boca Raton, Florida 33433. The company is now being operated out of the various homes of the principal Officers until such time as suitable quarters can be found. Doing so will significantly reduce the duplicity of handling and its related costs as well as reduce overhead. It will also simplify inventory controls.

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

During April 2007 the Company issued an additional 33,293,269 shares of common stock in settlement of all common shares due under the agreement including the right to have the Company repurchase the 15,000,000 shares.   The Company has made timely payments on its obligations and has 8 payments of $31,667 left to liquidate this entire obligation. In April 2008 the plaintiff will file a satisfaction of judgment , as long as the payments are current. The Company made all payments on a timely basis and the satisfaction of judgment was filed with the Court.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

NONE

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2008, there were approximately 1117 Common Stock shareholders consisting of both registered shareholders and those being held by the Deposit Trust Corporation in street name. Of the 681,523,331 shares outstanding, 50,893 were restricted and 681,472,438 were non-restricted.

As of March 18th, 2009, ,the latest date pre-filing of this report the Company, as a result of additional stock issuances and option exercises, has 1,253,923,331 shares outstanding 400,050,893 are restricted and  853,872,438 are non-restricted.  The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MDIN.OB".Shares first began trading on the OTC Bulletin Board in May of 2000 (prior to May 2000, the Company's Common Stock was traded in the Pink Sheets).

The following table sets forth the high and low bid prices by month for the Company's Common Stock for fiscal years 2006 thru 2008. The following high and low bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Common Stock: Historical Price Data

Fiscal 2006 – 2008	High	Low

September* 2005	$0.42	$0.061
October 2005	0.061	0.035
November 2005	0.055	0.027
December 2005 (end first quarter)	0.036	0.0008
January 2006	0.030	0.0009
February 2006	0.025	0.0009
March 2006 (end second quarter)	0.057	0.010
April 2006	0.039	0.022
May 2006	0.032	0.012
June 2006 (end third quarter)	0.051	0.011
July 2006	0.028	0.010
August 2006	0.013	0.005
September 2006	0.025	0.005
October 2006	0.008	0.006
November 2006	0.006	0.005
December 2006 (end first quarter)	0.009	0.004
January 2007	0.006	0.004
February 2007	0.005	0.004
March 2004 (end second quarter)	0.005	0.004
April 2007	0.004	0.003
May 2007	0.003	0.002
June 2007 9end third quarter)	0.002	0.001
July 2007	0.002	0.001
August 2007	0.001	0.0007
September 2007	0.0007	0.0005
October 2007	0.06	0.02
November 2007	0.04	0.10
December 2007 (end first quarter)	0.02	0.06
January 2008	0.02	0.06
February 2008	0.02	0.06
March 2008 (end second quarter)	0.02	0.04
April 2008	0.02	0.04
May 2008	0.02	0.04
June** 2008 (end third quarter)	0.0008	0.008
July 2008	0.0004	0.0018
August 2008	0.0002	0.0016
September 2008	0.0001	0.0002

*

Starting in September 2005 the Company completed a 20:1 Reverse split. As a result the symbol was changed to MGEN

**

Starting in June 2008 the Company completed a 200:1 Reverse split. As a result the symbol was changed to MDIN

On September 30, 2008, the bid price of MDIN shares was $0.0000 and the asked price was $0.0001

The Transfer agent for the Company's Common Stock is Continental Stock Transfer and Trust Company, 17 Battery Place, NYC, NY 10004. The telephone number is (212)509-4000.

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

Year ended September 30, 2008 Compared with year ended September 30, 2007

GENERAL

The Company is being operated out of the various homes of its principal Officers. Mail is directed to 7040 West Palmetto Park Road, Suite 4, Box 716 Boca Raton, Florida 33433.  From November 1, 2007. From 1999 to October 31, 2007 the company occupied space at 7284 W. Palmetto Park Rd.

The Company, under special protective contracts, has elected to outsource the manufacturing of all of its products at this time.

Results of Operations

For the year ended September 30, 2008, net sales decreased 38.26% to $1,107,466 from $1,765,160 in the prior fiscal year. The decrease in sales was due primarily to one factor: The Company was winding down its financial services division in the last quarter of fiscal 2008, which was closed on December 31, 2008.

Gross profit for the year ended September 30, 2008 was $270,338 versus $1,173,292 for the same period a year ago. This decrease relates to a substantial decrease in total consulting revenue for the fiscal year. Gross profit margins for the years 2008 were 24.41% and 2007 were 66.46% respectively. The Company had higher cost of sales which is directly attributable to the substantial decrease in revenue volume over the operations in fiscal 2007. The financial services revenue has a much higher cost associated with its revenue than product revenue sales.

For the year ended September 30, 2008 operating expenses were $2,034,768 as compared to $3,824,495 a decrease of 47.80% from the prior fiscal year.

The decrease is due primarily to the Non-cash stock compensation of $205,274, as compared to $1,478,800 in fiscal 2007.

Excluding these expenses in fiscal 2008 the SG&A was $1,829,494 as compared to $2,345,695 in fiscal 2007. This represents an actual decrease of 22.01%. Management reduced employees and utilized less outside consultants in fiscal 2008 to develop and revise its internet and direct to consumer marketing programs. These factors contributed to a decrease in the selling, general and administrative expenses.

The operating loss decreased to $(1,764,430) as opposed to a loss of $(2,651,203) for the prior year.

Interest expense decreased to $515,470 from $586,734, from year to year, primarily as a result of a derivative adjustment. The Company owes its lender approximately $5,956,000 at an 8% coupon rate as of September 30, 2008. This figure includes the gross conversions made by the lender through the date of the filing, approximately $1,819,000).

Derivative losses aggregated $6,054,783,627 in fiscal year 2008 as compared to $12,256,452 in 2007.

For the year ended September 30, 2008, the Company reported a loss of $6,057,045,024 ($49.26 per share) versus a loss of $15,465,777, ($5.48 per share) for the same fiscal period, a year ago.

Liquidity and Capital Resources

Net cash used in operating activities was $1,695,065 during the year ended September 30, 2008 as compared to $1,758,999 in the year earlier.  The Company intends to attempt to lower monthly cash outlays in fiscal 2009 and conserve cash. The net loss for the year was $6,057,045,024 compared to $15,465,777 a year ago.

Net cash used in investing activities was $(70,249) during the year ended September 30, 2008 as compared to $(15,600) in 2007.

Net cash provided by financing activities was $577,442 during the year ended September 30, 2008, compared to $1,675,000 in 2007, which consisted of proceeds from convertible debentures.

The Company intends to seek additional funding in 2009 through the sale of Common stock in order to continue its airing of commercials. The Company, however hopes that it can generate enough capital from its airings to be self supporting and eventually liquidate its debt without further share dilution. We have continued to cut costs by eliminating staff, and eliminating one-time legal and computer and Internet related costs. Since the loss of the major retail accounts the Company has revitalized its direct sales programs via its Internet site to the public consumer. The Company's volume via this medium has decreased over the last fiscal year and management is exploring various ways to drive the consumer to the website.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations. The Company could be required to raise additional capital in order to continue to market its products during fiscal 2009.

Going Concern

The Company's financial statements are presented on a going Concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations including the settlement of certain litigation. For the years ended September 30, 2008 and 2007, the Company incurred net losses of $6,057,045,024 and $15,465,777.

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

Failure to secure such financing, to raise additional equity capital, and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within a year of the balance sheet date.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2008 audited financial statements.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Name	Age	Position

Paul B. Kravitz	77	Chairman, Chief Executive Officer, Secretary and Director
Paul S. Mitchell	56	President, Treasurer, Chief Operating Officer & Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  In 2006 at the Annual shareholders meeting the shareholders elected the Board of Directors for a five year term. Officers were elected for the same term and, subject to existing employment and consulting contracts and agreements, serve at the discretion of the Board. The Company intends to conduct an annual shareholders meeting in accordance with Nevada state law at a location that it will announce.

Paul B. Kravitz (77) is Chairman and Chief Executive Officer. He has been a member of the Board of Directors since company inception. Prior to founding Med Gen and its principal product SNORenz[R], Mr. Kravitz was the President and CEO of a public company (AppleTree Companies, Inc.) engaged in the manufacture and distribution of food supplies to convenience stores in 24 states. Annual Sales exceeded $38 million. Mr. Kravitz retired from that company in 1996.

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

Paul S. Mitchell (58) is the President and Chief Operation Officer. He has also been a Director of the Company since 1997. In 1995, Mr. Mitchell sold his food services company (the Sandwich Makers) to AppleTree, becoming that company's Chief Operating Officer. From $135,000 in sales in 1987, sales had increased to almost $5 million by the time it was sold to AppleTree. Prior to 1987, Mr. Mitchell worked for Tasty Baking Company based in Pennsylvania, and for whom he held several positions nationwide.

ITEM 10.

EXECUTIVE COMPENSATION

The following table shows that for the fiscal years ended September 30, 2006, September 30, 2007 and September 30, 2008 the cash and other compensation paid to each of the executive officers and directors of the Company.

				Awards
Name and Position Held	Year	Salary	Bonus	Other Compensation	Restricted Stock	Other Stock Awards

Paul B. Kravitz, Chairman & CEO	2008	$44,600	-0-	-0-	-0-	-0-
	2007	$60,750	-0-	50,000,000*	-0-	-0-
	2006	$33,000	-0-	Options	10,000,000	-0-

Paul S. Mitchell, President & CEO	2008	$44,600	-0-	-0-	-0-	-0-
	2007	$60,750	-0-	50,000,000*	-0-	-0-
	2006	$33,000	-0-	Options	10,000,000	-0-

*

Both Officers were awarded 50,000,000 options exercisable at $.004 cents per Share for a 5 year period.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Paul B. Kravitz
	c/o Med Gen, Inc. 7040 W. Palmetto Pk. Rd. Ste.4 Box 716 Boca Raton, FL 33433	50,093	0.0007%

Common Stock	Paul S. Mitchell
	c/o Med Gen, Inc. 7040 W. Palmetto Pk. Rd Ste.4, Box 716. Boca Raton, FL 33433	-0-	0%

	Directors and Executive Officers as a group (2 persons)	50,093.0007%

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

Filed as an exhibit to this Annual Report on Form 10-KSB

(b)

The following documents are filed as part of the report:

1.

Financial statements Independent Auditors Report, Balance Sheet, Statements Of Operations,  Statement of Stockholders' (Deficit) Statements of Cash Flows, Notes to Financial Statements

(c)

Reports on Form 8K: The Company filed Form 8K on 10-02-2007, 10-23-2007, 11-09-2007, 12-26-2007 and 1-08-2008, 2-04-2008, 4-18-2008,5-30-2008

The Registrant will send its annual report to security holders and proxy solicitation material, when required, subsequent to the filing of this form and shall furnish copies of both to the Commission when they are sent to security holders.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)

Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB were approximately $28,500 and 38,000 for 2008 and 2007, respectively.

(b)

Audit-Related Fees

During fiscal 2008 and 2007 we incurred additional audit-related fees of $1,500 and 2,500.

(c)

Tax Fees

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. In fiscal 2008 we will pay $1,500.

(d)

All Other Fees

During fiscal 2008 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c)

(e)

Audit Committees Pre-approval Policy

The audit committee pre-approval policies include annually approving the principal accountants and a detailed review and discussion of the principal accountants current year audit engagement letter and fees estimate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereuntoduly authorized.

Med Gen, Inc.
(Registrant)

By: /s/ Paul B. Kravitz
Paul B. Kravitz
Chief Executive Officer

Date:  December 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Med Gen, Inc.

We have audited the accompanying balance sheet of Med Gen, Inc. as of September 30, 2008 and the related statements of operations, stockholders’ (deficit) and cash flows for the years ended September 30, 2007 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Gen, Inc. as of September 30, 2008, and results of its operations and its cash flows for the years ended September 30, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP

Denver, Colorado

December 30, 2008

Med Gen, Inc.

Balance Sheet

September 30, 2008

ASSETS

Current Assets
Cash and cash equivalents	$62,137
Inventory, net	39,478
Other current assets	5,700
Total Current Assets	107,315

Property and Equipment, net	46,241

Other Assets
Deferred financing fees	48,000
Deposits and other	32,596

$234,152

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$126,225
Due to officers	40,000
Accrued registrations penalties	99,456
Accrued interest	438,967
Derivative financial instruments	6,069,737,851
Convertible debentures	6,297,722
Total Current Liabilities	6,076,740,221

Stockholders' (deficit)
Preferred stock, $.001 par value, 5,000,000 shares
authorized:
Series A 8% cumulative, convertible, 1,500,000 shares	-
authorized, no shares issued and outstanding
Undesignated, 3,500,000 shares authorized	-
Common stock, $.001 par value, 12,495,000,000
shares authorized, 681,523,331 shares issued and outstanding	681,524
Paid in capital	29,659,266
Receivable for common stock	(9,558)
Accumulated (deficit)	(6,106,837,301)
(6,076,506,069)

$234,152

See accompanying Notes to Financial Statements.

Med Gen, Inc.

Statements of Operations

For the Years Ended September 30, 2007 and 2008

	2007	2008

Revenue:
Net product sales	$148,190	$205,866
Consulting revenue	1,616,970	901,600
	1,765,160	1,107,466
Cost of sales:
Product sales	166,505	241,644
Consulting	425,363	595,484
	591,868	837,128

Gross profit	1,173,292	270,338

Operating expenses:
Selling, general and administrative expenses -
non cash stock compensation - not included
in selling, general and administrative expenses below	1,478,800	205,274
Selling, general and administrative expenses	2,345,695	1,829,494
	3,824,495	2,034,768

(Loss) from operations	(2,651,203)	(1,764,430)

Other (income) expense:
Derivative instrument expense	12,256,452	6,054,783,627
Interest income	(28,612)	(18,503)
Interest expense	586,734	515,470
	12,814,574	6,055,280,594

Net (loss)	$(15,465,777)	$(6,057,045,024)

Per share information - basic and fully diluted:

Weighted average shares outstanding	2,822,023	122,955,370

Net (loss) per share	$(5.48)	$(49.26)

See accompanying Notes to Financial Statements.

Med Gen, Inc.
Statement of Stockholders' (Deficit)
For the Years Ended September 30, 2007 and 2008

						Receivable for
	Common Stock		Preferred Stock		Additional	Common	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Stock	(Deficit)	Total

Balance September 30, 2006	1,159,246	$1,160	-	$-	$27,475,119	$-	$(34,326,500)	$(6,850,221)

Common stock issued for services	2,106,000	2,106	-	-	1,276,694	-	-	1,278,800
Common shares issued for the
settlement of litigation	166,466	166	-	-	138,334	-	-	138,500
Conversion of convertible debentures
including embedded derivative
instruments	2,923,777	2,924	-	-	175,643	-	-	178,567
Value of options issued	-	-	-	-	200,000	-	-	200,000
Net (loss)	-	-	-	-	-	-	(15,465,777)	(15,465,777)

Balance September 30, 2007	6,355,490	6,356	-	-	29,265,790	-	(49,792,277)	(20,520,131)

Common stock issued for services	14,750,000	14,750	-	-	50,524	-	-	65,274
Preferred stock issued for services	-	-	400,000	140,000	-	-	-	140,000
Conversion of preferred stock to
common stock	400,000,000	400,000	(400,000)	(140,000)	(260,000)	-	-	-
Options exercised	100,000,000	100,000	-	-	(93,030)	(9,558)	-	(2,588)
Conversion of convertible debentures
including embedded derivative
instruments	160,417,841	160,418	-	-	695,982	-	-	856,400
Net (loss)	-	-	-	-	-	-	(6,057,045,024)	(6,057,045,024)

Balance September 30, 2008	681,523,331	$681,524	-	$-	$29,659,266	$(9,558)	$(6,106,837,301)	$(6,076,506,069)

See accompanying Notes to Financial Statements

Med Gen, Inc.

Statements of Cash Flows

For the Years Ended September 30, 2007 and 2008

	2007		2008

Cash flows from operating activities:
Net (loss)		$(15,465,777)	$(6,057,045,024)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization		21,933	54,199
Derivative classification of convertible debentures		10,888,626	6,057,400,269
Common and preferred shares and options issued for services		1,478,800	205,274
Amortization of deferred loan costs		55,852	62,104
Receivable for common stock		-	(9,558)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable		39,461	8,308
(Increase) decrease in inventory		(35,391)	82,421
(Increase) decrease in other current assets		(438)	438
(Increase) decrease in deposits and other		149,605	12,494
Increase (decrease) in accounts payable and accrued expenses		1,488,330	(2,159,314)
(Decrease) in accrued litigation judgement		(380,000)	(306,676)
Net cash (used in) operating activities		(1,758,999)	(1,695,065)

Cash flows from investing activities:
Acquisition of property and equipment		(15,600)	(70,249)
Net cash (used in) investing activities		(15,600)	(70,249)

Cash flows from financing activities:
Proceeds from convertible debentures		1,675,000	510,000
Loans from related paries		-	40,000
Proceeds from option exercises - related parties		-	27,442
Net cash provided by financing activities		1,675,000	577,442

Net increase (decrease) in cash		(99,599)	(1,187,872)

Beginning - cash balance		1,349,608	1,250,009

Ending - cash balance		$1,250,009	$62,137

Supplemental cash flow information:
Cash paid for income taxes		$-	$-
Cash paid for interest		$-	$-

Non cash investing and financing activities:
Common shares issued for accrued litigation		$138,500	$-
Conversion of convertible debentures to common stock		$307,281	$301,700
Accrued interest added to convertible debt		$-	$396,263
Conversion of preferred stock to common stock	$		$140,000

See accompanying Notes to Financial Statements.

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

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

Reclassifications

Certain items presented in the previous year’s financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company’s historical return experience. Revenue is presented net of returns.

Revenue from consulting services is recognized over the term of the agreement as services are performed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at September 30, 2008, consisted of finished goods and packaging materials. During 2008, the Company recorded a write down of $96,000 related to the obsolescence of inventory which is included in cost of product sales.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed.

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Accounts receivable are stated net of allowances. Accounts receivable are stated at net of an allowance of $15,197 and $18,964 for year ended September 30, 2007 and 2008 respectively.

The Company’s standard credit terms are net 30 days. In certain limited instances and in conjunction with initial orders by large established retailers the Company will extend credit terms to 90 to 120 days. Bad debt expense was $14,200 and $9,419 for the period ended September 30, 2007 and 2008 respectively.

Depreciation and Amortization

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

Furniture and fixtures	7 years
Office and computer equipment	5 years
Computer software	3 years
Leasehold improvements	5 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s debt approximated its fair value based on the current market conditions for similar debt instruments.

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

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

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

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $1,408,455 and $786,461 for the years ended September 30, 2007, and 2008.

Segment Information

The Company follows SFAS 131, Disclosures about “Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.

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

Stock-Based Compensation

The Company follows SFAS 123R "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

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

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within a year of the balance sheet date.

Deferred Financing Fees

The Company amortizes fees associated with obtaining debt instruments over the term of the related debt using the effective interest method. Deferred financing fees aggregated $48,000 at September 30, 2008.

Recent Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s 2009 fiscal year and was required to be adopted by the Company effective October 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations (revised 2007).” This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning October 1, 2009, and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, is not expected to have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned October 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of the adopting this statement.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAB No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. the standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

NOTE 2

BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations including the settlement of certain litigation as discussed in Note 7. For the years ended September 30, 2007 and 2008, the Company incurred net losses of $15,465,777 and $6,057,045,024 and has working capital and stockholders’ deficits of $6,076,632,906 and $6,076,506,069 at September 30, 2008.

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

NOTE 3.

PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008, consisted of the following:

Furniture and office equipment	$163,596
Computer equipment and software	93,067
Leasehold improvements	7,657
264,320
Accumulated depreciation and amortization	(218,079)
$46,241

Depreciation and amortization expense for the years ended September 30, 2007, and 2008 was $21,933 and $54,199.

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

NOTE 4.

CALLABLE SECURED CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT LIABILITIES

Between March 30, 2005 and September 30, 2008, the Company entered into a series of fourteen Securities Purchase Agreements with four accredited investors ("Note Holders") for the sale of an aggregate of $8,111,263 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 416,200 shares of its common stock (the “Warrants”).

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

The Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at 45% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date.  In connection with the issuance of tranche 13 and the waiver of registration penalties owing by the Company (see below) on January 28,2008, the Company agreed to reduce the conversion price from 50% to 45% (for tranches four through eight) and from 60% to 45% (for tranches nine through twelve) of the average market price (computed as described above).  At September 30, 2008, tranches one, two and three have been fully converted by the Note Holders and tranche four has been partially converted.

As of September 30, 2008, the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 preceding trading days was $0.0001, resulting in an effective conversion price for all tranches as of September 30, 2008 of $0.000045 per share.

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

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

Pursuant to Registration Rights Agreements entered into with the Note Holders, the Company is obligated to register for resale, within defined time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes. The terms of the Registration Rights Agreements provide that, in the event that the required registration statements are not filed or do not become effective within the required time periods, the Company is required to pay to the Note Holders as liquidated damages, an amount equal to 2% per month of the principal amount of the Convertible Notes. This amount may be paid in cash or, at the Holder’s option, in shares of common stock priced at the conversion price then in effect on the date of the payment.  The Company accrues any penalties incurred to date, together with an estimate of the penalties that may be incurred in the future, based on the Company’s expectation of when registration statements will be filed and/or effective and when the shares obtained can be freely sold without registration under Rule 144.  As of December 31, 2007, the Company had accrued $1,838,293 in respect of such penalties.  As discussed above, on January 28, 2008, the Note Holders agreed to waive all penalties incurred through that date in exchange for the Company agreeing to reduce the floating conversion price on tranches four through twelve of the Convertible Notes to 45% of the average trading price.  Also, effective February 15, 2008, the holding periods required under Rule 144 before securities may be freely sold without registration and without volume limitations were reduced.  As a result of the waiver and the amendments to the required holding periods under Rule 144, at September 30, 2008, the Company had accrued $99,456 in respect of estimated registration penalties.

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

The full principal amount of the Convertible Notes is due upon the occurrence of an event of default, which include non-payment of principal and interest when due and failure to effect registration of the common shares underlying conversion of the Convertible Notes and exercise of the Warrants.  The Company previously obtained a waiver as of January 28, 2008 related to registration penalties incurred through that date and events of default as of that date.  However, at September 30, 2008, tranche 4 of the Convertible Notes, which was due on August 26, 2008 has not been repaid or fully converted and accordingly is in default.  Also, no quarterly payments of interest have been made on any of the

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

Convertible Notes since the interest accrued as of September 30, 2007 was settled by the ussuanc eof tranche 14 on January 31, 2008.  Accordingly, all the Convertible Notes are in default and are carried at their face amount.  No demand for payment has been received, or is currently expected to be received, from the Note Holders.

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

At September 30, 2008, the highest closing price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default was $0.04 and the conversion price of the Convertible Notes at that date was $0.000045 per share.  The default premium payable at September 30, 2008 reflects the amount payable if the Note Holders were to demand payment at that date, calculated as follows:

September 30, 2008

Principal outstanding	$6,297,723
Accrued interest due	438,967
Accrued registration penalties	99,456
Default Sum	$6,836,146

Conversion price	$0.000045

Shares issuable for conversion of Default Sum	151,914,349,928

Highest market price since Event of Default	$0.04

Parity Value	$6,076,573,997

Default Sum	6,836,146
Default Premium Payable	$6,069,737,851

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

A summary of the Callable Secured Convertible Notes at September 30, 2008 is as follows:

Issue Date	Due Date	Original Face Amount	Principal Outstanding	Default Premium Payable	Accrued Interest

03-30-2005	03-30-2008	$740,000	$-	$-	$-

05-25-2005	05-25-2008	700,000	-	-	-

08-23-2005	08-23-2008	100,000	-	-	-

08-26-2005	08-26-2008	500,000	226,460	224,343,804	26,210

10-31-2005	10-31-2008	600,000	600,000	575,468,763	48,132

02-23-2006	02-23-2009	600,000	600,000	575,468,763	48,132

04-21-2006	04-21-2009	750,000	750,000	719,335,954	60,164

08-10-2006	08-10-2009	1,500,000	1,500,000	1,438,671,909	120,328

01-30-2007	01-30-2010	350,000	350,000	329,457,862	21,058

02-09-2007	02-09-2010	350,000	350,000	329,457,862	21,058

06-21-2007	06-21-2010	650,000	650,000	611,850,315	39,107

09-30-2007	09-30-2010	350,000	350,000	342,509,828	21,058

01-28-2008	01-31-2011	525,000	525,000	534,262,205	28,422

01-31-2008	01-31-2011	396,263	396,262	388,910,586	5,298

		$8,111,263	$6,297,722	$6,069,737,851	$438,967

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

At September 30, 2008, the following derivative liabilities related to common stock warrants were outstanding:

Issue Date	Expiry Date	Number of Warrants	Exercise Price Per Share	Value – September 30, 2008

03-30-2005	03-30-2010	3,700	$17.00	$-

05-25-2005	05-25-2010	3,500	$17.00	-

08-23-2005	08-23-2010	500	$18.00	-

08-26-2005	08-26-2010	2,500	$18.00	-

10-31-2005	10-31-2010	3,000	$20.00	-

02-23-2006	02-23-2011	3,000	$10.00	-

04-21-2006	04-21-2011	150,000	$10.00	-

08-10-2006	08-10-2013	75,000	$10.00	-

01-30-2007	01-30-2014	25,000	$2.00	-

02-09-2007	02-09-2014	25,000	$2.00	-

06-21-2007	06-21-2014	50,000	$1.80	-

09-30-2007	09-30-2014	25,000	$1.80	-

01-28-2008	01-28-2015	50,000	$0.02	-

		416,200		$-

NOTE 5.

INCOME TAXES

The Company accounts for income taxes under SFAS 109 “Accounting for Income Taxes”, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at
the federal statutory rate	34%
Effect of operating losses	34%
-

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $12,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2028. The deferred tax asset of approximately $4,000,000 relating to the operating loss carryforward has been fully reserved at September 30, 2008. The increase in the valuation allowance related to the deferred tax asset was $400,000 during 2008. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation and derivative instrument expense being charged to operations for financial reporting purposes. The Company may be limited in its use of this operating loss carryforward due to changes in control.

NOTE 6.

STOCKHOLDERS’ (DEFICIT)

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

Common stock

During December 2007 the Company increased the number of authorized shares to 12,500,000,000 consisting of 12,495,000,000 shares of common stock and 5,000,000 shares of preferred stock. During June 2008 the Company affected a 1 for 200 reverse stock split. All share and per share amounts have been restated to reflect this split.

During the year ended September 30, 2006, the Company issued 75,000 shares of common stock to settle litigation. These shares were valued at their fair market value of $435,000 which was charged against the balance of the settlement (see Note 7). Pursuant to the settlement agreement the Company agreed to redeem these shares for $200,000, and the $200,000 was classified as a liability at September 30, 2006. During the year ended September 30, 2007, the Company issued an additional 166,466 shares of common stock with a fair value of $138,500 related to this litigation and the claimant agreed to accept the previously issued 75,000 shares with a value of $61,500 to cancel the redemption right.

During the year ended September 30, 2007, the holder of the debentures discussed in Note 4 converted $307,281 of debt into 2,923,777 shares of the Company’s common stock.

During the year ended September 30, 2007, the Company issued 2,106,000 shares of common stock for services. These shares were valued at their fair market value of $1,278,800 and were issued to Bran, Ltd., a foreign entity and related party.

During the year ended September 30, 2008, the Company issued an aggregate of 160,417,841 shares of common stock for the conversion $856,400 of the notes described on Note 4.

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

During the year ended September 30, 2008, the Company issued 14,750,000 shares of common stock for services with a fair value of $51,250 which was charged to operations during the year.

During April and August 2008 the Company issued 400,000 shares of Series A preferred stock to officers with a fair value of $140,000 which was charged to operations during the period. Each share of Series A preferred stock is convertible into 1,000 shares of common stock and these shares were converted into 400,000,000 shares of common stock as of September 30, 2008.

During January 2008 the Company repriced 100,000,000 options held by officers to $.0001 per share which resulted in a charge to operations of $14,024 during the period.

During June and July 2008 officers of the Company exercised 100,000,000 options for $37,000. The Company received proceeds of $27,442 and recorded a receivable for common stock of $9,558.

Stock Options:

During the year ended September 30, 2007, the Company issued options to purchase 100,000,000 shares of common stock to certain officers at an exercise price of $.004 for a period of 5 years. Compensation costs charged to operations aggregated $200,000 for the year ended September 30, 2007.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value

Balance at September 30, 2006	9,917	$24.50	$24.50
Granted	100,000	$0.0001	$0.0001
Expired	(9,197)	$24.50	$24.50

Balance at September 30, 2007	100,000,000	$0.0001	$0.0001
Exercised	(100,000,000)	$0.0001	$0.0001

Balance at September 30, 2008

NOTE 7.

COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under an operating lease commencing November 1, 2007, for gross monthly rent, including common area maintenance, of approximately $11,510. The office lease provides for certain annual adjustments in the base rent.

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

Future minimum lease payments under all non-cancelable operating leases for years ending subsequent to September 30, 2008 are as follows:

2009	$138,120
2010	138,120
2011	138,120
2012	138,120
2013	11,510
$563,990

Rent expense for the years ended September 30, 2007 and 2008 was $90,458 and $143,178.

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

The Company would make cash payments to Global aggregating $200,000 through March 1, 2005, and would issue to Global an aggregate of 2,000 shares of common stock. The shares to be issued were valued at their fair market value of $1,120,000. The Company has recorded an accrual of $200,000 for the cash payments due and a stock subscription of $1,120,000 for the common shares issuable at September 30, 2004, and charged $1,320,000 to operations for the settlement during the year ended September 30, 2004. The Company has agreed to file a registration statement covering an aggregate of 2,550 shares of common stock on or before January 15, 2005, and should it not due so an additional 125 shares of common stock would be due to Global. Global will be required to execute proxies giving the voting rights of the shares issuable to an officer of the Company.

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

During April 2006 the Company settled the litigation by agreeing to the following:

A cash payment of $300,000

29 monthly payments of $31,667

The issuance of 75000 common shares subject to registration rights

Med Gen, Inc.

Notes to Financial Statements

September 30, 2008

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

During April 2007 the Company issued an additional 166,466 shares of common stock in settlement of all common shares due under the agreement including the right to have the Company repurchase the 75,000 shares.

The cash portion of the settlement was fully repaid at September 30, 2008.

NOTE 8.

CONCENTRATIONS

During 2007 the Company began providing consulting services. Substantially all of the revenue related to these services was derived from clients of the Company’s primary lender NIR Group (See Note 4). These clients were referred to the Company either directly by NIR Group or by a third party.

During 2008 the Company continued to provide consulting services. Substantially all of the revenue related to these services was derived from clients of the Company’s primary lender NIR Group (See Note 4). These clients were referred to the Company either directly by NIR Group or by a third party.

NOTE 9.

SUBSEQUENT EVENTS

From October 1, 2008 through December 30, 2008, the Company issued 300,000,000 shares of common stock for services and 120,139,800 shares of common stock related to the conversion of convertible notes.

Mr. Jack Chien the CFO has resigned from the Company. The Board immediately appointed Mr. Paul Mitchell as interim CFO along with his position as President of the Company until such time as the Company has the resources to hire a full time CFO.

The Company has received from its lender $75,000. It is a convertible debenture carrying an 8% interest with a 55% conversion discount and 20,000,000 five-year warrants exercisable at .0001 cents. The lender made one conversion request totalling 52,260,200 shares from January 1, 2009 until the filing date of this document.

The Company has closed its corporate headquarters and will operate from the homes of its Officers. The Company maintains a PO Box in Boca Raton Florida.

The Company intends to use up to $45,000 to re-edit its SNOR-ENZ infomercial and purchase advertising time in April 2009 in order to generate a revenue stream.